Form 10-Q
period 1995-09-30
CORPORATE PROPERTY ASSOCIATES 8 LP
filed 1995-11-09
CIK 824978

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               SEPTEMBER 30, 1995
                               ---------------------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
    1934

For the transition period from                to

Commission file number                 0-17620
                                       -------

     CORPORATE PROPERTY ASSOCIATES 8, L.P., a Delaware limited partnership
     ---------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         DELAWARE                                    13-3469700
         ----------                                  ----------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

50 ROCKEFELLER PLAZA, NEW YORK, NEW YORK                           10020
----------------------------------------                           -----
(Address of principal executive offices)                          (Zip Code)

                                (212)  492-1100
                                ---------------
             (Registrant's telephone number, including area code)


   (Former name, former address and former fiscal year, if changed since last report)



        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                                        [X] Yes  [ ] No

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                                        [ ] Yes  [ ] No

                    CORPORATE PROPERTY ASSOCIATES 8, L.P.,
                        a Delaware limited partnership



                                     INDEX



                                                            Page No.
                                                            --------

     PART I
     ------

     Item 1. - Financial Information*

        Balance Sheets, December 31, 1994 and
        September 30, 1995                                              2

        Statements of Income for the three and nine
        months ended September 30, 1994 and 1995                        3

        Statements of Cash Flows for the nine
        months ended September 30, 1994 and 1995                        4

        Notes to Financial Statements                                  5-7

     Item 2. - Management's Discussion of Operations                   8-9


     PART II
     -------

     Item 6. - Exhibits and Reports on Form 8-K                         10

     Signatures                                                         11



     *The summarized financial information contained herein is unaudited; however in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.

                     CORPORATE PROPERTY ASSOCIATES 8, L.P.,
                         a Delaware limited partnership

                                     PART I
                                     ------

                        Item 1. - FINANCIAL INFORMATION
                        -------------------------------

                                 BALANCE SHEETS


                                                     December 31,   SEPTEMBER 30,
                                                         1994            1995
                                                     -------------  --------------
                                                        (Note)       (UNAUDITED)
          ASSETS:
     Land, buildings and personal property,
       net of accumulated depreciation of
       $9,206,170 at December 31, 1994 and
       $9,914,412 at September 30, 1995              $ 65,009,291    $ 59,792,109
     Net investment in direct financing leases         43,197,376      47,095,414
     Equity investments                                 1,579,831       1,320,475
     Cash and cash equivalents                          4,680,685       4,676,176
     Accrued interest and  rents receivable               137,901         378,230
     Other assets                                       1,717,542       1,798,011
                                                     ------------    ------------
           Total assets                              $116,322,626    $115,060,415
                                                     ============    ============


          LIABILITIES:
     Mortgage notes payable                          $ 56,043,833    $ 53,680,950
     Note payable                                       5,102,144       5,102,144
     Accrued interest payable                             610,562         623,982
     Accounts payable and accrued expenses                393,344         417,524
     Accounts payable to affiliates                        71,425         147,157
     Prepaid and deferred rental income and
       security deposits                                1,020,908         932,213
                                                     ------------    ------------
           Total liabilities                           63,242,216      60,903,970
                                                     ------------    ------------

          PARTNERS' CAPITAL:
     General Partners                                    (605,304)       (479,735)

     Limited Partners (67,749  and 67,582 Limited
     Partnership Units issued and outstanding
     at December 31, 1994 and September 30, 1995)      53,685,714      54,636,180
                                                     ------------    ------------
           Total partners' capital                     53,080,410      54,156,445
                                                     ------------    ------------
           Total liabilities and
             partners' capital                       $116,322,626    $115,060,415
                                                     ============    ============


The accompanying notes are an integral part of the financial statements.


Note: The balance sheet at December 31, 1994 has been derived from the audited financial statements at that date.

                     CORPORATE PROPERTY ASSOCIATES 8, L.P.,
                         a Delaware limited partnership


                        STATEMENTS OF INCOME (UNAUDITED)


                                          Three Months Ended                       Nine Months Ended
                                September 30, 1994  SEPTEMBER 30, 1995  September 30, 1994   SEPTEMBER 30, 1995
                                ------------------  ------------------  -------------------  ------------------
Revenues:
 Rental income from
  operating leases                      $1,894,886          $2,422,024         $ 5,746,804          $ 6,990,486
 Interest from direct
  financing leases                       1,406,024           1,374,526           4,204,740            4,369,904
 Other interest income                      44,771              81,164             131,361              196,934
 Revenue of hotel operations               896,707           1,061,625           2,637,898            3,314,418
                                        ----------          ----------         -----------          -----------
                                         4,242,388           4,939,339          12,720,803           14,871,742
                                        ----------          ----------         -----------          -----------
Expenses:
 Interest on mortgages
  and note payable                       1,561,520           1,474,358           4,720,522            4,474,298
 Depreciation                              492,069             469,889           1,496,002            1,441,582
 General and administrative                127,945             117,963             351,054              424,475
 Operating expenses of
  hotel operations                         624,304             704,121           1,777,955            2,071,109
 Property expense                          110,812              13,735             336,193              329,619
 Writedowns to net
  realizable value                                                               1,104,219
 Amortization                                9,276               9,277              26,277               27,831
                                        ----------          ----------         -----------          -----------
                                         2,925,926           2,789,343           9,812,222            8,768,914
                                        ----------          ----------         -----------          -----------
   Income before loss from
    equity investments and
    extraordinary charge                 1,316,462           2,149,996           2,908,581            6,102,828

Loss from equity investments                21,020              16,524              63,039               47,663
                                        ----------          ----------         -----------          -----------

   Income before loss from
    extraordinary charge                 1,295,442           2,133,472           2,845,542            6,055,165

Extraordinary charge on
 extinguishment of debt                                                            120,000
                                        ----------          ----------         -----------          -----------

   Net income                           $1,295,442          $2,133,472         $ 2,725,542          $ 6,055,165
                                        ==========          ==========         ===========          ===========

Net income allocated
 to General Partners                    $  129,544          $  213,347         $   272,554          $   605,516
                                        ==========          ==========         ===========          ===========

Net income allocated
 to Limited Partners                    $1,165,898          $1,920,125         $ 2,452,988          $ 5,449,649
                                        ==========          ==========         ===========          ===========

Net income per weighted
average Unit:
 Income before extra-
  ordinary item                             $17.21              $28.41              $37.80               $80.52
 Extraordinary item                                                                  (1.59)
                                        ----------          ----------         -----------          -----------
                                            $17.21              $28.41              $36.21               $80.52
                                        ==========          ==========         ===========          ===========

Weighted average units                      67,749              67,582              67,749               67,682
                                        ==========          ==========         ===========          ===========

The accompanying notes are an integral part of the financial statements.

                     CORPORATE PROPERTY ASSOCIATES 8, L.P.,
                         a Delaware limited partnership


                      STATEMENTS of CASH FLOWS (UNAUDITED)


                                                               Nine Months Ended
                                                                 September 30,
                                                          ----------------------------
                                                              1994           1995
                                                          ------------  --------------
     Cash flows from operating activities:
      Net income                                          $ 2,725,542     $ 6,055,165
      Adjustments to reconcile net income
        to net cash provided by operating activities:
        Depreciation and amortization                       1,522,279       1,469,413
        Other noncash items                                  (210,328)        228,215
        Loss from equity investments                           63,039          47,663
        Writedowns to net realizable value                  1,104,219
        Restructuring fees received in connection with
         lease modification                                 1,227,779
        Extraordinary charge on extinguishment of debt        120,000
        Net change in operating assets and liabilities       (830,333)       (552,207)
                                                          -----------     -----------
         Net cash provided by operating activities          5,722,197       7,248,249
                                                          -----------     -----------

     Cash flows from investing activities:
      Distributions from equity investments                   213,926         211,693
      Net proceeds from sales of real estate                1,287,454
      Additional capitalized costs                           (915,382)       (122,438)
                                                          -----------     -----------
         Net cash provided by investing activities            585,998          89,255
                                                          -----------     -----------

     Cash flows from financing activities:
      Distributions to partners                            (4,765,790)     (4,799,460)
      Retirement of Limited Partner Units                                    (179,670)
      Payment of mortgage principal                          (602,027)     (2,362,883)
      Proceeds from new mortgage                            5,000,000
      Prepayment of mortgage payable                       (4,800,000)
      Prepayment premium paid in connection with
        extinguishment of debt                               (120,000)
      Deferred financing costs                                (48,563)
                                                          -----------     -----------
         Net cash used by financing activities             (5,336,380)     (7,342,013)
                                                          -----------     -----------

           Net increase (decrease) in cash and
            cash equivalents                                  971,815          (4,509)

     Cash and cash equivalents, beginning of period         3,701,443       4,680,685
                                                          -----------     -----------

           Cash and cash equivalents, end of period       $ 4,673,258     $ 4,676,176
                                                          ===========     ===========

     Supplemental disclosure of cash flows information:

        A. Interest paid                                  $ 4,610,235     $ 4,460,878
                                                          ===========     ===========

        B. In connection with the execution of lease amendment, land and building which had been accounted for under the operating method have been reclassified as a net investment in direct financing.

     The accompanying notes are an integral part of the financial statements.

                     CORPORATE PROPERTY ASSOCIATES 8, L.P.,
                         a Delaware limited partnership


                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)



     Note 1.  Basis of Presentation:
              ---------------------

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1994. Certain 1994 amounts have been reclassified to conform to the 1995 financial statement presentation.



     Note 2.  Distributions to Partners:
              -------------------------

     Distributions declared and paid to partners during the nine months ended September 30, 1995 are summarized as follows:


Quarter Ended             General Partners  Limited Partners  Per Limited Partner Unit
------------------------  ----------------  ----------------  ------------------------

     December 31, 1994        $159,437        $1,434,930              $21.18
                              ========        ==========              ======

     March 31, 1995           $159,964        $1,439,673              $21.25
                              ========        ==========              ======

     June 30, 1995            $160,546        $1,444,910              $21.38
                              ========        ==========              ======


     A distribution of $21.51 per Limited Partner Unit for the quarter ended September 30, 1995 was declared and paid in October 1995.



     Note 3.  Transactions with Related Parties:
              ---------------------------------

     For the three-month and nine-month periods ended September 30, 1994, the Partnership incurred leasing fees of $38,698 and $158,287, respectively, and general and administrative expense reimbursements of $21,740 and $81,165, respectively, payable to an affiliate. For the three-month and nine-month periods ended September 30, 1995, the Partnership incurred leasing fees of $4,293 and $23,454, respectively, and general and administrative expense reimbursements of $26,948 and $68,333, respectively, payable to an affiliate.

     The Partnership, in conjunction with certain affiliates, is a participant in a cost sharing agreement for the purpose of renting and occupying office space. Under the agreement, the Partnership pays its proportionate share of rent and other costs of occupancy. Net expenses incurred for the nine months ended September 30, 1994 and 1995 were $55,290 and $99,521, respectively.

                     CORPORATE PROPERTY ASSOCIATES 8, L.P.,
                         a Delaware limited partnership


            NOTES TO FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)



     Note 4.  Industry Segment Information:
              ----------------------------

     The Partnership's operations consist of the direct and indirect investment in and the leasing of industrial and commercial real estate and operating a hotel business. For the nine-month periods ended September 30, 1994 and 1995, the Partnership earned its real estate leasing revenues (rental income plus interest income from financing leases) from its directly owned real estate investments as follows:

                                                    1994      %       1995         %
                                                 ----------  ----  -----------  -------
     Lease Obligor:
     -------------

     Advanced System Applications, Inc.          $1,052,468   11%  $ 2,335,568      21%
     Sybron Acquisition Company                   1,868,940   19     1,868,940      17
     Dr Pepper Bottling Company of Texas          1,499,250   15     1,499,250      13
     ASG Acquisition Corp./American Signature       995,158   10     1,050,772       9
     High Voltage Engineering Corporation           855,675    9       872,342       8
     Orbital Sciences Corporation                   672,139    7       733,034       6
     Furon Company                                  614,583    6       614,583       5
     United Stationers Supply Co. (formerly
       Stationers Distributing Company, Inc.)       476,462    5       566,500       5
     Detroit Diesel Corporation                     534,278    5       512,435       5
     AutoZone, Inc.                                 395,683    4       393,293       3
     Mayfair Molded Products Corporation            345,566    3       345,566       3
     NVRyan L.P.                                    393,659    4       344,304       3
     Winn-Dixie Stores, Inc.                        100,875    1       100,875       1
     Other                                          104,508    1        80,403       1
     Federal Express Corporation                     42,300             42,525
                                                 ----------  ---   -----------  ------
                                                 $9,951,544  100%  $11,360,390     100%
                                                 ==========  ===   ===========  ======

     Operating results of the hotel business for the nine-month periods ended September 30, 1994 and 1995 are summarized as follows:

                                          1994          1995
                                      ------------  ------------
     Revenues                         $ 2,637,898   $ 3,314,418
     Fees paid to hotel management
       company                            (61,986)     (109,855)
     Other operating expenses          (1,715,969)   (1,961,254)
                                      -----------   -----------
     Hotel operating income           $   859,943   $ 1,243,309
                                      ===========   ===========


     Note 5.  Equity Investments:
              ------------------

     The Partnership and Corporate Property Associates 9 ("CPA(R):9"), an affiliate, each own 50% equity interests in a joint venture that owns land and a building in King of Prussia, Pennsylvania leased to General Electric Company ("GE"). GE has sold the business to Lockheed Martin Corporation which is currently the tenant of

                     CORPORATE PROPERTY ASSOCIATES 8, L.P.,
                         a Delaware limited partnership


            NOTES TO FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)



     this property; however, GE still retains the lease obligation. The Partnership and Corporate Property Associates 7 ("CPA(R):7"), an affiliate, each own 50% interests in a limited partnership which owns a hotel property in Topeka, Kansas leased to Hotel Corporation of America. Summarized combined financial information of these investments is as follows:

         (in thousands)
                                           December 31,         SEPTEMBER 30,
                                               1994                 1995
                                        -------------------  -------------------
       Assets, net of accumulated
       depreciation and amortization               $15,595              $14,899
       Liabilities                                  12,434               12,257
       Capital                                       3,161                2,642


                                                   Nine Months Ended
                                        September 30, 1994   SEPTEMBER 30, 1995
                                        ------------------   ------------------
       Revenues                                    $ 1,181              $ 1,198
       Interest expense                               (762)                (748)
       Depreciation and amortization                  (543)                (543)
       Other operating expenses                         (1)                  (2)
                                                   -------              -------
       Net income                                  $  (125)             $   (95)
                                                   =======              =======

     Note 6.  Properties Leased to ASG Acquisition Corp.:
              ------------------------------------------

     The Partnership owns a 100% interest in a property leased to ASG Acquisition Corp. ("ASG") in Olive Branch, Mississippi and owns a 26.43% interest as tenant-in-common with CPA(R):9 in a property leased to Foote & Davies, Inc. ("Foote & Davies"), a wholly-owned subsidiary of ASG, in DeKalb County, Georgia (collectively, the "ASG Properties"). ASG is the guarantor of the Foote & Davies lease obligations. The Partnership and CPA(R):9 assert that during 1992, the assets of ASG and Foote & Davies were transferred to two newly formed operating companies which were subsidiaries of a holding company wholly-owned by Heller Financial, Inc. ("Heller"), a creditor of ASG and Foote & Davies, in lieu of foreclosure; however, certain obligations including the lease obligations on ASG Properties and the guaranty obligations on the Foote & Davies lease were not transferred. The new operating companies continued to operate the acquired businesses at the ASG Properties. As part of the asset transfer, the new operating companies entered into subleases on the ASG Properties; however, such subleases were for a shorter duration. The Partnership and CPA(R):9 informed the sublessees and Heller that the subleases were contrary to the lease terms and, therefore, not permissible. The Partnership offered to allow the operating companies formed by Heller to assume the original leases and for Heller to provide a guaranty of the lease obligations; however, the Partnership's offer was rejected. In connection with this rejection, the Partnership and CPA(R):9 have filed suit against Heller and the companies which assumed ASG and Foote & Davies business operations in the Court of Chancery of the State of Delaware in order to protect and uphold the Partnership's and CPA(R):9's rights under the lease. The Partnership and CPA(R):9 have also alleged that the subleases were made with the intent of hindering and defrauding the Partnership and CPA(R):9. Management believes that the ultimate outcome of this suit will not have a material adverse effect on the Partnership's financial condition or results of operations.

                     CORPORATE PROPERTY ASSOCIATES 8, L.P.,
                         a Delaware limited partnership


                Item 2. - MANAGEMENT'S DISCUSSION OF OPERATIONS
                -----------------------------------------------



     Results of Operations:
     ---------------------

        Net income for the three-month and nine-month periods ended September 30, 1995 increased by $838,000 and $3,330,000, respectively, as compared with net income for the three-month and nine-month periods ended September 30, 1994. The results of operations for the nine-month period ended September 30, 1994 included a noncash charge of $1,104,000 for the writedown to net realizable value of two properties which were held for sale and an extraordinary charge of $120,000 on the extinguishment of a debt in connection with the mortgage loan collateralized by the property leased to Detroit Diesel Corporation ("Detroit Diesel"). Net of the effects of these nonrecurring items, income for the nine-month period ended September 30, 1995 would have reflected an increase of $2,106,000. The nonrecurring items did not impact the comparable three-month periods.

        The increase in income, net of nonrecurring items, for the comparable nine-month periods, was due to increases in lease revenues and earnings from hotel operations and a decrease in interest expense. These benefits were partially offset by an increase in general and administrative expense. Lease revenues increased as the result of the restructuring of the Advanced System Applications, Inc. ("ASA") lease in July 1994, rent increases, effective October 1994 and March 1995, respectively, on the Partnership's leases with Orbital Sciences Corporation and United Stationers Supply Co. Earnings from the hotel operations have continued to benefit from the ability to sustain the increase in the average daily room rate for noncorporate customers in 1995. The occupancy rate of approximately 83% reflected an increase of 3% compared to the same period ended September 30, 1994. The decrease in interest expense is primarily due to effects of the refinancing at a lower rate of interest of the mortgage loan collateralized by the Detroit Diesel property in May 1994 and the decreasing interest on the ASA mortgage loan as a result of the increased principal payments being made in connection with the December 1994 loan restructuring described below. General and administrative expenses increased due to higher partnership level state income and franchise taxes and current nonrecurring costs incurred by the Partnership in connection with its office space cost sharing agreement and related relocation costs during the first quarter of 1995.

        The increase in income for the comparable three-month periods was due to increases in lease revenue and earnings from hotel operations and decreases in interest and property expenses. The increases in lease revenues and hotel earnings and a decrease in interest expense are as described above. The decrease in property expenses was due to lower leasing fees and a reduction of the costs incurred in connection with the Partnership's legal actions against ASG. Leasing fees will continue to decrease as such fees terminate after the first five years of the Partnership's leases. It is expected that the Partnership will continue to incur legal costs in connection with protecting its interests in its dispute with ASG if the dispute is not settled soon.


     Financial Condition:
     -------------------

        There has been no material change in the Partnership's financial condition since December 31, 1994 and Management believes that the current cash balance of $4,676,000 and cash provided from operating activities will be sufficient to meet the Partnership's cash requirements which currently consist of paying quarterly distributions, meeting scheduled debt service principal obligations and funding replacements of furniture, fixtures and equipment for the hotel operations. For the nine-month period ended September 30, 1995, cash flow from operating activities was sufficient to meet the Partnership's quarterly distributions and scheduled principal payment obligations. In connection with the ASA lease modification agreement, the mortgage loan on the ASA property was modified so that the mortgage loan would be fully amortized in March 1996. Accordingly, payments of mortgage principal increased by $1,761,000 in the nine-month period ended September 30, 1995 as compared with the same period in 1994.

                     CORPORATE PROPERTY ASSOCIATES 8, L.P.,
                         a Delaware limited partnership


           Item 2. - MANAGEMENT'S DISCUSSION OF OPERATIONS, Continued
           ----------------------------------------------------------



     Financial Condition (continued):
     -------------------------------

        The Partnership's hotel maintains a reserve account for the replacement of furniture, fixtures and equipment which is funded by allocating 5% of hotel revenues to the reserve account and the Partnership does not anticipate utilizing any funds in excess of the reserve amount to fund any replacements of furniture, fixtures and equipment within the next year. Included in other assets on the accompanying balance sheet at September 30, 1995, is a furniture, fixture and equipment reserve account for the hotel of $842,000. After the satisfaction of the ASA mortgage loan on March 31, 1996, monthly cash flow from the ASA property is scheduled to increase by $221,000 until June 30, 1997 when the ASA lease expires. The Partnership and ASA are currently cooperating in efforts to remarket the ASA property. To the extent that ASA enters into any sublease agreements that go into effect prior to the expiration of the ASA lease, such subleases will be assigned to the Partnership when the ASA lease expires in June 1997.

                     CORPORATE PROPERTY ASSOCIATES 8, L.P.,
                         a Delaware limited partnership



                                    PART II
                                    -------



     Item 6. - EXHIBITS AND REPORTS ON FORM 8-K
     ------------------------------------------


          (a)   Exhibits:

                None

          (b)   Reports on Form 8-K:

                During the quarter ended September 30, 1995 the Partnership was not required to file any reports on Form 8-K.

                     CORPORATE PROPERTY ASSOCIATES 8, L.P.,
                         a Delaware limited partnership



                                   SIGNATURES
                                   ----------



          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 CORPORATE PROPERTY ASSOCIATES 8, L.P.,
                                 a Delaware limited partnership



                                 By:  EIGHTH CAREY CORPORATE PROPERTY, INC.



             11/09/95            By:      /s/ Claude Fernandez
           --------------                ------------------------------
             Date                        Claude Fernandez
                                         Executive Vice President and
                                         Chief Administrative Officer
                                         (Principal Financial Officer)



             11/09/95            By:      /s/ Michael D. Roberts
           --------------                -------------------------------
             Date                        Michael D. Roberts
                                         First Vice President and Controller
                                         (Principal Accounting Officer)