Form 10-K405
period 1995-12-31
CORPORATE PROPERTY ASSOCIATES 8 LP
filed 1996-04-02
CIK 824978

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the quarterly period ended            DECEMBER 31, 1995
                               -----------------------------------------------
                                       or

[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934 [NO FEE REQUIRED]

For the transition period from ______________________ to _____________________

Commission file number                0-17620
                      --------------------------------------------------------

     CORPORATE PROPERTY ASSOCIATES 8, L.P., A DELAWARE LIMITED PARTNERSHIP
- ------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

       DELAWARE                                                                   13-3469700
- ------------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)    (I.R.S. Employer Identification No.)

50 ROCKEFELLER PLAZA, NEW YORK, NEW YORK                                                         10020
- ------------------------------------------------------------------------------------------------------
(Address of principal executive offices)                                                   (Zip Code)

Registrant's telephone number, including area code          (212) 492-1100
                                                  ----------------------------------------------------

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class        Name of each exchange on which registered

                NONE                                       NONE
- ------------------------------- ----------------------------------------------

          Securities registered pursuant to Section 12(g) of the Act:

                           LIMITED PARTNERSHIP UNITS
- ------------------------------------------------------------------------------
                               (Title of Class)

                               (Title of Class)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                               [X] Yes             [_] No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

  Aggregate market value of the voting stock held by non-affiliates of
Registrant:  There is no active market for Limited Partnership Units.

                                    PART I
                                    ------

  Item 1.  Business.
           --------

            Registrant is engaged in the business of investing in commercial and industrial real estate properties which are net leased to commercial and industrial entities. Registrant was organized as a Delaware limited partnership on October 20, 1987. The General Partners of Registrant are Eighth Carey Corporate Property, Inc. (the "Corporate General Partner"), a Delaware corporation, and William Polk Carey (the "Individual General Partner"). The Corporate General Partner is wholly owned by the Individual General Partner. Affiliates of the Corporate General Partner and the Individual General Partner are also the General Partners of affiliates of Registrant, Corporate Property Associates ("CPA(R):1"), Corporate Property Associates 2 ("CPA(R):2"), Corporate Property Associates 3 ("CPA(R):3"), Corporate Property Associates 4, a California limited partnership ("CPA(R):4"), Corporate Property Associates 5 ("CPA(R):5"), Corporate Property Associates 6 - a California limited partnership ("CPA(R):6"), Corporate Property Associates 7 - a California limited partnership ("CPA(R):7"), Corporate Property Associates 9, L.P., a Delaware limited partnership ("CPA(R):9"), and the advisors of Corporate Property Associates 10 Incorporated ("CPA(R):10"), Carey Institutional Properties Incorporated ("CIP(TM)") and Corporate Property Associates 12 Incorporated ("CPA(R):12"). Registrant has a management agreement with the Corporate General Partner. According to the terms of this agreement, the Corporate General Partner performs a variety of management services for Registrant. Registrant has entered into an agreement with Fifth Rock L.P., an affiliate, for the purpose of leasing office space. Reference is made to the Prospectus of Registrant dated February 17, 1988 filed pursuant to Rule 424(b), as supplemented by Supplements dated June 22, 1988, August 31, 1988 and November 22, 1988 and as amended on September 22, 1988, January 5, 1989 and March 15, 1989 under the Securities Act of 1933 and incorporated herein by reference (said Prospectus, as so supplemented and amended, is hereinafter called the "Prospectus").

            Commencing on February 17, 1988, Registrant offered to the public (the "Public Offering") 49,900 Limited Partnership Units (the "Units") through Carey Financial Corporation ("Carey Financial"), as Sales Agent, at a price of $1,000 per Unit. The Units were registered under the Securities Act of 1933 (Registration No. 33-18478). Under the terms of the Public Offering, as the Registrant received subscriptions for more than 49,900 Units, the Sales Agent exercised its right to sell a maximum of an additional 50,000 Units. The first admission of Limited Partners occurred on June 9, 1988, with Registrant issuing a total of 67,649.316 Units during the offering. On March 15, 1989 Registrant filed Post Effective Amendment No. 4 with the Securities and Exchange Commission withdrawing from registration the balance of the Units.

            The properties owned by Registrant are described in Item 2. Registrant's net proceeds from the public offering, less a working capital reserve, have been fully invested in net leased commercial and industrial real estate since October 26, 1990, the date of Registrant's final real estate acquisition.

            Registrant has two industry segments consisting of the investment in and the leasing of industrial and commercial real estate and the operation of a hotel business. In connection with assuming the operation of the hotel business in 1992, Management's intention has been to preserve the value of the underlying investment and generate a contribution to Registrant's cash flow. See Selected Financial Data in Item 6 for a summary of Registrant's operations. Also see the material contained in the Prospectus under the heading INVESTMENT OBJECTIVES AND POLICIES.

            Other than the hotel property and a property formerly leased to NVRyan L.P. ("NVRyan") which is vacant, all of Registrant's properties are leased to corporate tenants under long-term net leases. A net lease generally requires tenants to pay all operating expenses relating to the leased properties including maintenance, real estate taxes, insurance and utilities which under other forms of leases are often paid by the lessor. Lessees are required to include Registrant as an additional insured party on all insurance policies relating to the leased properties. In addition, substantially all of the net leases include indemnification provisions which require the lessees to indemnify Registrant and the General Partners for liabilities on all matters related to the leased properties. Registrant believes that the insurance and indemnity provided on its behalf by its lessees provides adequate coverage for property damage and any liability claims which may arise against Registrant's ownership interests. In addition to the insurance and indemnification provisions of the leases, Registrant has contingent property and liability insurance on the leased properties and primary property and liability coverages on its hotel and vacant property. Management believes that its insurance is adequate. To the extent that any lessees are not financially able to satisfy indemnification obligations which exceed insurance reimbursements, Registrant may incur the costs necessary to repair property and settle liability or environmental claims. Currently, there are no claims pending for property damages or liability claims.

            As described above, lessees retain the obligation for the operating expenses of their leased properties so that, other than rental income, there are no significant operating data (i.e. expenses) reportable with respect to Registrant's leased properties. Current rental income is reported in Note 9 to the Financial Statements in Item 8. As discussed in Registrant's Management's Discussion and Analysis in Item 7, Registrant's leases generally provide for periodic rent increases which are either stated and negotiated at the inception of the lease or based on formulas indexed to increases in the Consumer Price Index. Registrant's leases generally provide for multiple renewal terms with the initial term on its significant leases scheduled to expire between 1998 and 2014. Several of the leases include purchase options, with such options generally at an exercise price based on the greater of fair market value, as defined in the lease, or a stated amount.

            As Registrant's objective has been to invest in long-term net leases for properties which are occupied by a single corporate tenant with such lease obligation backed by the credit of the corporate lessee, Registrant's properties generally have not been subject to competitive conditions of local and regional real estate markets. Competitive conditions of local and regional real estate markets may have a more material affect on Registrant as leases terminate in the future; however, no significant leases are scheduled to terminate until 1998. Because Registrant may be affected by the financial condition of its lessees rather than the competitive conditions of the real estate marketplace, Registrant's strategy has been to diversify its investments among tenants, property types and industries in addition to achieving geographical diversification. Although Registrant's hotel is subject to the competitive conditions that would be expected of a hotel situated near the commercial airport of a major metropolitan area, the hotel has maintained occupancy rates of approximately 82% and 81% in 1995 and 1994, respectively, while the average room rate for 1995 and 1994 increased moderately.

            For the year ended December 31, 1995, revenues from properties occupied by lessees which accounted for 10% or more of the total operating revenues of Registrant were as follows: Advanced System Applications, Inc., 21%; Sybron Acquisition Company, 17% and Dr Pepper Bottling Company of Texas ("Dr Pepper"), 13%. No other property owned by Registrant accounted for 10% or more of its total operating revenue during 1995. See Note 9 to the Financial Statements in Item 8.

            On March 30, 1995, the Registrant entered into a lease amendment agreement on the existing lease for three properties occupied by United Stationers Supply Co. in consideration for agreeing to release the lease guarantor from its unconditional guarantee of lease obligations. Pursuant to the amendment, the initial term of the lease was extended from December 31, 2003 to March 31, 2010 and annual rentals were increased from $635,283 to $812,500.

            In July 1994, Registrant and CPA(R):7 entered into a lease modification agreement with ASA which allows ASA to terminate its lease for the Bloomingdale, Illinois property, which Registrant and CPA(R):7 own as tenants-in-common with 33.64% and 66.36% ownership interests, respectively, in June 1997 instead of June 2003. Under the modification agreement, annual rent increased to $5,200,000 (of which the Partnership's share is $3,450,720) from $1,850,000 (of which Registrant's share was $1,227,660). In consenting to the modification, the mortgage loan payments were substantially increased so that the loan fully amortized on March 1, 1996. Although ASA is obligated to make its lease payments through June 1997, it is in the process of vacating the property. To the extent that Registrant and CPA(R):7 enter into new leases for any vacated space, ASA is entitled to one-third of all rentals received, net of any landlord costs, during the remaining term of its lease. On January 31, 1996, together with CPA(R):7 entered into a lease with the United States Postal Service (the "Postal Service") for a portion of the property in Bloomingdale, Illinois. The lease has a 10-year term commencing May 1, 1996, with annual rentals of $722,800 (of which Registrant's share will be $479,650), increasing to $822,800 after 5 years. Registrant and CPA(R):7 retain the obligation to provide maintenance and support services to the lessee. The lease provides for rent escalations in 1998 based on increases in certain operating costs incurred by Registrant and CPA(R):7. In addition, the Postal Service will reimburse Registrant and CPA(R):7 for a portion of real estate taxes on the property based on the area it occupies. The lease also provides the Postal Service an option to terminate the lease after 5 years. As more space is vacated by ASA, the Postal Service has a right of first refusal for such space. Registrant and CPA(R):7 will provide the Postal Service a tenant improvement allowance of up to $600,000 (of which the Partnership's share is $398,160).

            In connection with the purchase of its properties, Registrant required sellers of such properties to perform environmental reviews. Management believes, based on the results of such reviews, that Registrant's properties were in substantial compliance with Federal and state environmental statutes at the time the properties were acquired. However, portions of certain properties have been subject to a limited degree of contamination, principally in connection with either leakage from underground storage tanks or surface spills from facility activities. In most instances where contamination has been identified, tenants are actively engaged in the remediation process and addressing identified conditions. Tenants are generally subject to environmental statutes and regulations regarding the discharge of hazardous materials and any related remediation obligations. In addition, Registrant's leases generally require tenants to indemnify Registrant from all liabilities and losses related to the leased properties with provisions of such indemnification specifically addressing environmental matters. Accordingly, Management believes that the ultimate resolution of environmental matters will not have a material adverse effect on Registrant's financial condition, liquidity or results of operations.

            Registrant does not have any employees. In February 1995, Registrant engaged American General Hospitality Corp., a hotel management company, to manage Registrant's hotel operation. The Corporate General Partner of Registrant or its affiliates employ twelve individuals who perform accounting, secretarial and transfer services for Registrant. Gemisys Inc. performs certain transfer services for Registrant and The Bank of New York performs certain banking services for Registrant. In addition, Registrant has an agreement with the Corporate General Partner pursuant to which the Corporate General Partner provides certain management services for Registrant.

Item 2. Properties.
        ----------

       LEASE                                                                 TYPE OF OWNERSHIP
      OBLIGOR           TYPE OF PROPERTY     LOCATION                            INTEREST
- ----------------------  -------------------  -------------------------  ---------------------------
  GENERAL ELECTRIC      Office/Research      King of Prussia,           Ownership of a 50%
  COMPANY               Facility             Pennsylvania               interest in a joint venture
                                                                        which owns land and
                                                                        building (1)

    (2)                 Hotel                Kenner,                    Ownership of a 53.617%
                                             Louisiana                  interest in land
                                                                        and building (1)

  ASG ACQUISITION       Industrial           Olive Branch,              Ownership of land
  CORP./AMERICAN        and Office           Mississippi                and building
  SIGNATURE             Buildings

  ASG ACQUISITION       Industrial Building  Dekalb County,             Ownership of a 26.43%
  CORP./AMERICAN        and Office Facility  Georgia                    interest in land and
  SIGNATURE                                                             buildings (1)

  AUTOZONE, INC.        Retail Stores        Jacksonville,              Ownership of land
                                             Florida - 2;               and buildings (1)
                                             Albany, Augusta,
                                             Brunswick and
                                             Macon, Georgia;
                                             Columbia, South Carolina;
                                             Houston and San Antonio,
                                             Texas; Albuquerque and
                                             Farmington, New Mexico

  ADVANCE SYSTEM        Office Building      Bloomingdale,              Ownership of a
  APPLICATIONS, INC.                         Illinois                   66.36% interest in
  and UNITED STATES                                                     land and building
  POSTAL SERVICE

  HIGH VOLTAGE          Manufacturing        Sterling,                  Ownership of land
  ENGINEERING           and Office           Massachusetts;             and buildings (1)
  CORPORATION           Buildings            East Hempfield
                                             Township, Pennsylvania

  MAYFAIR MOLDED        Manufacturing        Schiller Park,             Ownership of land
  PRODUCTS              Facility             Illinois                   and building
  CORPORATION

  SYBRON                Manufacturing and    Penfield,                  Ownership of a
  ACQUISITION           Office Buildings     New York;                  75.26% interest in
  COMPANY                                    Portsmouth,                land and buildings
                                             New Hampshire;             (1)
                                             Dubuque, Iowa;
                                             Glendora, California;
                                             Romulus, Michigan


LEASE                                                                        TYPE OF OWNERSHIP
OBLIGOR                   TYPE OF PROPERTY            LOCATION                    INTEREST
- ----------------------  ---------------------  ----------------------  ------------------------------
  STATIONERS            Office/Warehouse       San Antonio, Texas;     Ownership of land
  DISTRIBUTING          Facility               Memphis, Tennessee;     and buildings (1)
  COMPANY                                      New Orleans, Louisiana

  FEDERAL EXPRESS       Office/Warehouse       College                 Ownership of land
  CORPORATION           Facility               Station, Texas          and building

  NV RYAN L.P.          Manufacturing          Thurmont,               Ownership of a
                        Facility               Maryland and            62.963% interest
                                               Farmington, New York    in land and buildings

  DR PEPPER BOTTLING    Bottling/              Irvine and              Ownership of a 50%
  COMPANY OF TEXAS      Distribution           Houston, Texas          interest in land and
                        Office Facility                                and buildings (1)

  ORBITAL SCIENCES      Engineering &          Chandler,               Ownership of a 42%
  CORPORATION           Fabrication            Arizona                 interest in land and
                        Facility                                       buildings (1)

  FURON COMPANY         Manufacturing, Office  New Haven,              Ownership of a 32.28%
                        and Warehouse          Connecticut;            interest in land and
                        Facilities             Mickleton, New Jersey;  buildings (1)
                                               Aurora, Mantua and
                                               Twinsburg, Ohio;
                                               Bristol, Rhode Island;
                                               Mt. Pleasant, Texas;
                                               Milwaukee, Wisconsin;
                                               Liverpool, PA.

  DETROIT DIESEL        Office, Warehouse,     Detroit,                Ownership of a 20%
  CORPORATION           Manufacturing, Truck   Michigan                interest in land and
                        Repair Facilities and                          buildings (1)
                        Waste Treatment Plant

  WINN-DIXIE            Supermarket            Brewton, Alabama        Ownership of building (3)
  MONTGOMERY, INC.

  ALLIED PLYWOOD,       Manufacturing/         Manassas, Virginia      Ownership of a 62.963%
  INC.                  Office building                                interest in land and building

       (4)              Manufacturing/         Fredricksburg,          Ownership of a
                        Office building        Virginia                62.963% interest
                                                                       in land and building

  HOTEL CORPORATION     Hotel                  Topeka, Kansas          50% ownership of a limited
  OF AMERICA                                                           partnership which owns
                                                                       land and building (1)

  (1) These properties are encumbered by mortgage notes payable.
  (2) Registrant and CPA(R):4 operate a hotel business at this property.
  (3) This property is subject to a ground lease.
  (4) Property is currently vacant.

  The material terms of Registrant's leases with its significant tenants are summarized in the following table:

                             Partnership's
                               Share of                    Current       Lease                              Terms of
Lease                           Current          Square    Rent Per   Expiration   Renewal   Ownership      Purchase        Gross
Obligor                         Annual Rent      Footage  Sq.Ft.(1)    (Mo/Year)    Terms     Interest       Option       Costs (2)
- ---------------------------  ------------------  -------  ----------  -----------  -------  ------------  -------------  -----------

Sybron                          $2,491,920       705,900   $ 4.69          12/13   YES      75.26%        The greater    $19,006,229

Acquisition                                                                                 interest;     of
Corp. (2)                                                                                   remaining     fair market
                                                                                            interest      value or
                                                                                            owned by      $18,897,786
                                                                                            Corporate     and any
                                                                                            Property      prepayment
                                                                                            Associates 7  premium.
                                                                                            ("CPA(R):7")

Dr Pepper                        1,999,000       721,947     5.54          06/14   YES      50%           The greater     14,166,870

Bottling                                                                                    interest;     of
Company                                                                                     remaining     fair market
of Texas                                                                                    interest      value
                                                                                            owned by      of the
                                                                                            Corporate     property
                                                                                            Property      or
                                                                                            Associates 9  $14,100,000
                                                                                            ("CPA(R):9")

Advanced                         3,114,091       116,000    40.45          06/97   YES      66.36%        N/A             10,868,305

System                                                                                      interest;
Applications,                                                                               remaining
Inc.                                                                                        interest
                                                                                            owned
                                                                                            by CPA(R):7

Orbital                            977,378       280,000     8.31          09/09   YES      42%           N/A              8,042,376

Sciences                                                                                    interest;
Corporation                                                                                 remaining
                                                                                            interest
                                                                                            owned
                                                                                            by CPA(R):9
ASG Acquisition
Corp./American
Signature:
  Olive                          1,046,676       270,500     3.87          06/08   YES      100%          The greater      7,685,497

  Branch,                                                                                                 of fair
  MS                                                                                                      market
                                                                                                          value or
                                                                                                          $7,685,000
                                                                                                          (less
                                                                                                          other
                                                                                                          amounts
                                                                                                          stated in
                                                                                                          lease)

  Dekalb                           353,490  (3)  432,559     3.09          12/09   YES      26.43%        N/A              3,237,611

  County,                                                                                   interest;
  Georgia                                                                                   remaining
                                                                                            interest
                                                                                            owned
                                                                                            by CPA(R):9

NVRyan,                            460,755       327,762     2.23          03/14   YES      62.963%       N/A              3,387,605

L.P.                                                                                        interest;
                                                                                            remaining
                                                                                            interest
                                                                                            owned
                                                                                            by CPA(R):7
High Voltage
Engineering
Corporation:
  Sterling,                        573,222  (3)   70,000     8.19          11/13   YES     100%           The greater      4,053,778

  MA                                                                                                      of
                                                                                                          Fair market
                                                                                                          Value
                                                                                                          or
                                                                                                          $4,050,000
                                                                                                          and any
                                                                                                          prepayment
                                                                                                          premium.

  Lancaster,                       594,522  (3)   70,712     8.41          11/13   YES     100%           The greater      5,605,217

  PA                                                                                                      of
                                                                                                          fair market
                                                                                                          value
                                                                                                          or
                                                                                                          $5,600,000
                                                                                                          and any
                                                                                                          prepayment
                                                                                                          penalty.

Furon                              835,191       758,271     3.41          07/07   YES      32.28%        For the          7,558,979

Company                                                                                     interest;     Twinsburg,
                                                                                            remaining     Ohio and
                                                                                            interest      Liverpool,
                                                                                            owned         Pennsylvania properties
                                                                                            by CPA(R):9   only; a sublessee
                                                                                                          has an option to purchase
                                                                                                          the properties for the
                                                                                                          greater of fair
                                                                                                          market value or $468,060
                                                                                                          and any prepayment
                                                                                                          premium.

                             Partnership's
                               Share of                    Current       Lease                              Terms of
Lease                           Current          Square    Rent Per   Expiration   Renewal   Ownership      Purchase        Gross
Obligor                         Annual Rent      Footage  Sq.Ft.(1)    (Mo/Year)    Terms     Interest       Option       Costs (2)
- ---------------------------  ------------------  -------  ----------  -----------  -------  ------------  -------------  -----------

  Detroit                      $699,114         2,730,750   $1.28        06/10      YES       20% interest;   N/A        $6,301,384
  Diesel                                                                                      remaining
  Corporation                                                                                 interest owned
                                                                                              by CPA(R):9

  AutoZone,                     529,748           54,000     9.81        08/13      YES       100%            N/A         5,009,805
  Inc.

  Stationers                    812,500          197,321     4.12        03/10      YES       100%            N/A         3,898,038
  Distributing
  Company, Inc.

  Mayfair                       460,755           84,197     5.47        12/03      YES       100%       The greater of   3,254,356
  Molded                                                                                                 fair market value
  Products                                                                                               or $3,250,000
  Corporation                                                                                            and any prepayment
                                                                                                         premium.

  (1) Represents rent per square foot when combined with rents applicable to tenants-in-common.
  (2) Includes original cost of investment and net increases or decreases to net investment subsequent to purchase.
  (3) A portion of the rent is variable, based on changes in monthly mortgage debt service requirements on the properties.


       The material terms on the mortgage debt of Registrant's properties are summarized in the following table:

                                           Mortgage
                         Annual Interest   Balance     Annual Debt   Maturity    Estimated Payment
Lease Obligor                Rate          12/31/95      Service       Date      Due at Maturity        Prepayment Provisions
- --------------------     ---------------  ----------   -----------  -----------  ----------------- --------------------------------
Sybron
Acquistion
Company                      11.25%      $10,967,807   $1,223,924    01/01/99      $10,282,000      Loan may be prepaid in full or
                                                                                                    in part (in multiples of
                                                                                                    $100,000) with a prepayment
                                                                                                    premium based on a formula
                                                                                                    based on the rate for U.S.
                                                                                                    Treasury notes.
Dr Pepper Bottling
Company of Texas             11.85         7,946,173      934,970    07/01/99        7,435,000      Loan may be prepaid in full or
                                                                                                    in part (in multiples of
                                                                                                    $100,000) with a prepayment
                                                                                                    premium based on a formula
                                                                                                    based on the rate for U.S.
                                                                                                    Treasury notes.

            The material terms on the mortgage debt of Registrant's properties is summarized in the following table:

                                           Mortgage
                         Annual Interest   Balance     Annual Debt   Maturity    Estimated Payment
Lease Obligor                Rate          12/31/95      Service       Date      Due at Maturity        Prepayment Provisions
- --------------------     ---------------  ----------   -----------  -----------  ----------------- --------------------------------
ASG Acqusition
Corp./American
Signature:
  Olive Branch, MS           11.25%       $3,901,431   $  146,305    05/01/96       $3,901,000
  Dekalb County, GA          10.50(1)      1,702,573      206,636    01/31/97        1,675,000      Loan may be only prepaid in
                                                                                                    full.

High Voltage
Engineering
Corporation:
  Sterling, MA               7.491         1,724,277      163,279    12/01/98        2,434,000     Loan may be prepaid in full at
                                                                                                   any time with no prepayment
                                                                                                   premium if paid within 30 days of

                                                                                                   an interest adjustment date, June

                                                                                                   1st or December 1st.

Lancaster, PA                7.491         2,697,622      255,441    12/01/98        1,556,000     Loan may be prepaid in full at
                                                                                                   any time with no prepayment
                                                                                                   premium if paid within 30 days of

                                                                                                   an interest adjustment date, June

                                                                                                   1st or December 1st.
Orbital Sciences
Corporation                  10.00         4,335,913      473,892    09/01/20   Fully amortizing   Loan may be prepaid with a
                                                                                                   prepayment premium of 5% in
                                                                                                   the 6th loan year and
                                                                                                   decreasing .5% thereafter
                                                                                                   to 1%.

Furon Company                10.40         4,389,795      508,165    01/01/97        4,336,000     Loan may be prepaid with a
                                                                                                   prepayment premium based on a
                                                                                                   formula based on the rate for
                                                                                                   U.S. Treasury notes.


Detroit Diesel
Corporation                   7.16         4,951,580      551,681    06/15/10   Fully  amortizing  Loan may be prepaid with a
                                                                                                   prepayment premium ranging
                                                                                                   from 5% to .75% from 1995 to
                                                                                                   2005, respectively,
                                                                                                   with no premium thereafter.

Stationers
Distributing
Company, Inc.                10.36         2,384,438      215,426    12/01/99        2,289,000     Loan may be prepaid with a
                                                                                                   prepayment premium based on 180
                                                                                                   days of interest at the current
                                                                                                   interest rate if paid thereafter.


AutoZone, Inc.               10.50         2,727,870      340,200    08/31/98        2,563,000    Loan may be prepaid in full but
                                                                                                  not in part, with a prepayment
                                                                                                  premium equal to 4% and
                                                                                                  decreasing by 1% every year
                                                                                                  thereafter on October 1st.

                                           Mortgage
                         Annual Interest   Balance     Annual Debt   Maturity    Estimated Payment
Lease Obligor                Rate          12/31/95      Service       Date      Due at Maturity        Prepayment Provisions
- --------------------     ---------------  ----------   -----------  -----------  ----------------- --------------------------------
General Electric
Company                      10.50%      $1,729,144(3) $215,558(3)  05/01/98      $1,636,000 (3)    Loan may not be prepaid.

Kenner, Louisiana
  Hotel property              8.59        3,988,622     471,203     06/30/98       3,649,000         Loan may be prepaid in
                                                                                                     full at any time.
                                                                                                     Prepayment premium
                                                                                                     based on a yield maintenance
                                                                                                     formula which shall not be
                                                                                                     less that 2% for payments
                                                                                                     from June 14, 1994-June
                                                                                                     13, 1995 and not less than
                                                                                                     1% for prepayments from June
                                                                                                     14, 1995-June 13, 1996.

  (1) Variable rate based on the higher of lender's prime rate or the Federal Funds Rate.
  (2) Variable rate equal to the lesser of 10% or the rate necessary to sell the bonds in a secondary market.
  (3) Represents proportional amount from 50% interest in joint venture/limited partnership holding such mortgage debts.

Item 3.     LEGAL PROCEEDINGS.
            -----------------

            Registrant and CPA(R):9 instituted litigation in the Chancery Court of Delaware in November 1993 seeking to attack certain transactions that were arranged by Heller Financial, Inc. ("Heller"). Registrant alleges that Heller caused ASG Acquisition Corp. ("ASG") and Foote & Davies, Inc. ("Foote & Davies") to transfer substantially all of their assets to newly formed companies controlled by Heller and then purported to sublease the ASG and Foote & Davies properties to the new entities. The Delaware litigation seeks to impose full liability under the leases to Heller and the new entities.

            In connection with this pending litigation, the defendants' motion for summary judgment has been briefed by both sides, with oral arguments pending. The parties are now engaged in settlement negotiations, but no transaction has been finalized.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

            No matter was submitted during the fourth quarter of the year ended December 31, 1995 to a vote of security holders, through the solicitation of proxies or otherwise.


                                    PART II
                                    -------

Item 5.  Market for Registrant's Common Equity and Related
         -------------------------------------------------
         Stockholder Matters.
         -------------------

            Information with respect to Registrant's common equity is hereby incorporated by reference to page 28 of Registrant's Annual Report contained in Appendix A.

Item 6.  Selected Financial Data.
         -----------------------

            Selected Financial Data are hereby incorporated by reference to page 1 of Registrant's Annual Report contained in Appendix A.


Item 7.  Management's Discussion and Analysis of Financial Condition
         -----------------------------------------------------------
         and Results of Operations.
         -------------------------

            Management's Discussion and Analysis are hereby incorporated by reference to pages 2 to 5 of Registrant's Annual Report contained in Appendix A.

Item 8.  Financial Statements and Supplementary Data.
         -------------------------------------------

            The following financial statements and supplementary data are hereby incorporated by reference to pages 6 to 20 of Registrant's Annual Report contained in Appendix A:

        (i) Report of Independent Accountants.
       (ii) Balance Sheets as of December 31, 1994 and 1995.
      (iii) Statements of Income for the years ended December 31, 1993, 1994 and 1995.
       (iv) Statements of Partners' Capital for the years ended December 31, 1993, 1994 and 1995.
        (v) Statements of Cash Flows for the years ended December 31, 1993, 1994 and 1995.
       (vi) Notes to Financial Statements.

Item 9.  Disagreements on Accounting and Financial Disclosure.
         ----------------------------------------------------

               NONE

                                   PART III
                                   --------


Item 10. Directors and Executive Officers of the Registrant.
         --------------------------------------------------

       Registrant has no directors or officers. The directors and executive officers of the Corporate General Partner are as follows:

                                                                              Has Served as a
                                                                              Director and/or
Name                              Age             Positions Held             Officer Since (1)
- --------------------------------  ---  ------------------------------------  -----------------

William Polk Carey                 65  Chairman of the Board                            10/87
                                       Director
Francis J. Carey                   70  President                                        10/87
                                       Director
George E. Stoddard                 79  Chairman of the Investment Committee             10/87
                                       Director
Raymond S. Clark                   82  Chairman of the Executive Committee              10/87
                                       Director
Madelon DeVoe Talley               64  Vice Chairman of the Board                       10/87
                                       Director
Stephen H. Hamrick                 44  Director                                         10/87
Barclay G. Jones III               35  Executive Vice President                         10/87
                                       Director
Lawrence R. Klein                  75  Chairman of the Economic Policy                  10/87
                                        Committee
                                       Director
Claude Fernandez                   43  Executive Vice President                         10/87
                                       Chief Administrative Officer
Howard J. Altmann                  32  Senior Vice President                             8/90
H. Augustus Carey                  38  Senior Vice President                             8/88
John J. Park                       31  Senior Vice President                             7/91
                                       Treasurer
Michael D. Roberts                 44  First Vice President                              4/89
                                       Controller

  (1) Each officer and director of the Corporate General Partner will hold office until the next annual meeting of the Board of Directors and thereafter until his successor shall have been elected and shall have qualified or until his prior death, resignation or removal.

  William Polk Carey and Francis J. Carey are brothers and Raymond S. Clark is their brother-in-law. H. Augustus Carey is the nephew of William
  Polk Carey and Raymond S. Clark and the son of Francis J. Carey.


            A description of the business experience of each officer and director of the Corporate General Partner is set forth below:

            William Polk Carey, Chairman and Chief Executive Officer, has been active in lease financing since 1959 and a specialist in net leasing of corporate real estate property since 1964. Before founding W.P. Carey & Co., Inc. ("W.P. Carey") in 1973, he served as Chairman of the Executive Committee of Hubbard,

  Westervelt & Mottelay (now Merrill Lynch Hubbard), head of Real Estate and Equipment Financing at Loeb Rhoades & Co. (now Lehman Brothers), head of Real Estate and Private Placements, Director of Corporate Finance and Vice Chairman of the Investment Banking Board of duPont Glore Forgan Inc. A graduate of the University of Pennsylvania's Wharton School of Finance, Mr. Carey is a Governor of the National Association of Real Estate Investment Trusts (NAREIT). He also serves on the boards of The Johns Hopkins University and its medical school, The James A. Baker III Institute for Public Policy at Rice University, and other educational and philanthropic institutions. He founded the Visiting Committee to the Economics Department of the University of Pennsylvania and co-founded with Dr. Lawrence R. Klein the Economics Research Institute at that university.

            Francis J. Carey was elected President and a Managing Director of W.P. Carey in April 1987, having served as a Director since its founding in 1973. He served as a member of the Executive Committee and Board of Managers of the Western Savings Bank of Philadelphia from 1972 until its takeover by another bank in 1982 and is former chairman of the Real Property, Probate and Trust Section of the Pennsylvania Bar Association. Mr. Carey served as a member of the Board of Overseers of the School of Arts and Sciences of the University of Pennsylvania from 1983 through 1990 and has served as a member of the Board of Trustees of the Investment Program Association since 1990. From April 1987 until August 1992, he served as counsel to Reed Smith Shaw & McClay, counsel for Registrant, the General Partners, the CPA(R) Partnerships and W.P. Carey and some of its affiliates. A real estate lawyer of more than 30 years' experience, he holds A.B. and J.D. degrees from the University of Pennsylvania.

            George E. Stoddard, Chief Investment Officer, was until 1979 head of the bond department of The Equitable Life Assurance Society of the United States, with responsibility for all activities related to Equitable's portfolio of corporate investments acquired through direct negotiation. Mr. Stoddard was associated with Equitable for over 30 years. He holds an A.B. degree from Brigham Young University, an M.B.A. from Harvard Business School and an LL.B. from Fordham University Law School.

            Raymond S. Clark is former President and Chief Executive Officer of the Canton Company of Baltimore and the Canton Railroad Company. A graduate of Harvard College and Yale Law School, he is presently a Director and Chairman of the Executive Committee of W.P. Carey and served as Chairman of the Board of W.P. Carey from its founding in 1973 until 1982. He is past Chairman of the Maryland Industrial Development Financing Authority.

            Madelon DeVoe Talley, Vice Chairman, is a member of the New York State Controller's Investment Committee, a Commissioner of the Port Authority of New York and New Jersey, former CIO of New York State Common Retirement Fund and New York State Teachers Retirement System. She also served as a managing director of Rothschild, Inc. and as the President of its asset management division. Besides her duties at W.P. Carey, Mrs. Talley is also a former Governor of the N.A.S.D. and is a director of Biocraft Laboratories, a New York Stock Exchange company. She is an alumna of Sarah Lawrence College and the graduate school of International Affairs at Columbia University.

            Stephen H. Hamrick is the former Executive Vice President and Managing Director of Wall Street Investor Services where he completed the sale and turnaround of its bank based brokerage business. Previously, he served six years as the Director of Private Investments for PaineWebber Incorporated. From 1975 until joining PaineWebber in 1988, Mr. Hamrick was associated with E.F. Hutton & Company (and the successor firm Shearson Lehman Hutton Inc.), where he held the position of First Vice President and National Director of Private Placements. Mr. Hamrick is a former Chairman of the Securities Industry Association's Direct Investment Committee and the Investment Program Association. He is a Certified Financial Planner and was graduated with degrees in English and Economics from Duke University.

            Barclay G. Jones III, Executive Vice President, Managing Director, and co-head of the Investment Department. Mr. Jones joined W.P. Carey as Assistant to the President in July 1982 after his graduation from the Wharton School of the University of Pennsylvania, where he majored in Finance and Economics. He was elected to the Board of Directors of W.P. Carey in April 1992. Mr. Jones is also a Director of the Wharton Business School Club of New York.

            Lawrence R. Klein, Chairman of the Economic Policy Committee since 1984, is Benjamin Franklin Professor of Economics Emeritus at the University of Pennsylvania, having joined the faculty of Economics and the Wharton School in 1958. He holds earned degrees from the University of California at Berkeley and Massachusetts Institute of Technology and has been awarded the Nobel Prize in Economics as well as over 20 honorary degrees. Founder of Wharton Econometric Forecasting Associates, Inc., Dr. Klein has been counselor to various corporations, governments, and government agencies including the Federal Reserve Board and the President's Council of Economic Advisers.

            Claude Fernandez, Chief Administrative Officer, Managing Director, and Executive Vice President, joined W.P. Carey in 1983. Previously associated with Coldwell Banker, Inc. for two years and with Arthur Andersen & Co., he is a Certified Public Accountant. Mr. Fernandez received his B.S. degree in Accounting from New York University in 1975 and his M.B.A. in Finance from Columbia University Graduate School of Business in 1981.

            Howard J. Altmann, Senior Vice President, Investment Department, joined W.P. Carey in August 1990. He was a securities analyst at Goldman Sachs & Co. for the retail industry from 1986 to 1988. Mr. Altmann received his undergraduate degree in economics and finance from McGill University and his M.B.A. from the Stanford University Graduate School of Business.

            H. Augustus Carey, Senior Vice President, returned to W.P. Carey in 1988. Mr. Carey previously worked for W.P. Carey from 1979 to 1981 as Assistant to the President. Prior to rejoining W.P. Carey, Mr. Carey served as a loan officer of the North American Department of Kleinwort Benson Limited in London, England. He received an A.B. from Amherst College in 1979 and an M.Phil. in Management Studies from Oxford University in 1984. Mr. Carey is a trustee of the Oxford Management Centre Associates Council.

            John J. Park, Senior Vice President and Treasurer, joined W.P. Carey as an Investment Analyst in December 1987. Mr. Park received his undergraduate degree from Massachusetts Institute of Technology and his M.B.A. in Finance from New York University.

            Michael D. Roberts joined W. P. Carey as a Second Vice President and Assistant Controller in April 1989 and is currently First Vice President and Controller. Prior to joining W.P. Carey, Mr. Roberts was employed by Coopers & Lybrand, where he attained the title of audit manager. A certified public accountant, Mr. Roberts received a B.A. from Brandeis University and an M.B.A. from Northeastern University.

       The officers and directors of W.P. Carey are substantially the same as above.


Item 11. Executive Compensation.
         ----------------------

            Under the Amended Agreement of Limited Partnership of Registrant (the "Agreement"), 9% of Distributable Cash From Operations, as defined, is payable to the Corporate General Partner and 1% of Distributable Cash From Operations is payable to the Individual General Partner. The Corporate General Partner and the Individual General Partner received $577,255 and $64,139, respectively, from Registrant as their share of Distributable Cash From Operations during the year ended December 31, 1995. As owner of 100 Limited Partnership Units, the Corporate General Partner received cash distributions of $8,531 ($85.31 per Unit) during the year ended December 31, 1995. See Item 6 for the net income allocated to the General Partners under the Agreement. Registrant is not required to pay, and has not paid, any remuneration to the officers or directors of the Corporate General Partner, W.P. Carey or any other affiliate of Registrant during the year ended December 31, 1995.

            In the future, the Corporate General Partner will continue to receive 9% of Distributable Cash From Operations, the Individual General Partner will continue to receive 1% of Distributable Cash From Operations and each General Partner will continue to be allocated the same percentage of the profits and losses of Registrant. For a description of the subordinated interest of the Corporate General Partner and the Individual General Partner in Cash From Sales and Cash From Financings, reference is made to the materials contained in the Prospectus under the heading MANAGEMENT COMPENSATION.

Item 12. Security Ownership of Certain Beneficial Owners and
         ---------------------------------------------------
         Management.
         ----------

            As of December 31, 1995, no person owned of record, or was known by Registrant to own beneficially more than 5% of the Limited Partnership Units of Registrant.

            The following table sets forth as of March 20, 1996 certain information as to the ownership by directors and executive officers of securities of Registrant:

                                                   Number of Units
                                  Name of           and Nature of            Percent
Title of Class                Beneficial Owner    Beneficial Ownership (1)   of Class
- --------------            ----------------------  ------------------------   ---------

  Limited Partnership
    Units of Registrant    William Polk Carey (1)       100  units            .15%
                           Francis J. Carey              10                   .02
                           Raymond S. Clark               5                   .01
                           George E. Stoddard
                           Madelon DeVoe Talley
                           Stephen H. Hamrick
                           Barclay G. Jones III
                           Lawrence R. Klein
                           Claude Fernandez
                           Howard J. Altmann
                           H. Augustus Carey
                           John J. Park
                           Michael D. Roberts           ___                   ____

  All executive officers
  and directors as a
  group (13 persons)                                    115  units            .18%
                                                        ===                   ====


  (1) As of March 20, 1996, the Corporate General Partner, Eighth Carey Corporate Property, Inc., owned 100 Limited Partnership Units of Registrant. William Polk Carey, the majority shareholder of the Corporate General Partner, is the beneficial owner of these Units.


            There exists no arrangement, known to Registrant, the operation of which may at a subsequent date result in a change of control of Registrant.



Item 13.  Certain Relantionships and Related Transactions.
          -----------------------------------------------

            For a description of transactions and business relationships between Registrant and its affiliates and their directors and officers, see Notes 2 and 3 to the Financial Statements in Item 8. Michael B. Pollack, First Vice President and Secretary of the Corporate General Partner, is a partner of Reed Smith Shaw & McClay which is engaged to perform legal services for Registrant.

            No officer or director of the Corporate General Partner, W.P. Carey, or any other affiliate of Registrant or any member of the immediate family or associated organization of any such officer or director was indebted to Registrant at any time since the beginning of Registrant's last fiscal year.

                                    PART IV
                                    -------

Item 14. Exhibits, Financial Statement Schedules and Reports on
         ------------------------------------------------------
         Form 8-K
         --------

   (a)1.  Financial Statements:
          --------------------

          The following Financial Statements are filed as a part of this Report:

    Report of Independent Accountants.

    Balance Sheets, December 31, 1994 and 1995

    Statements of Income for the years ended December 31, 1993, 1994 and 1995

    Statements of Partners' Capital for the years ended December 31, 1993, 1994 and 1995

    Statements of Cash Flows for the years ended December 31, 1993, 1994 and
    1995

    Notes to Financial Statements.



    The financial statements are hereby incorporated by reference to pages 6 to 20 of Registrant's Annual Report contained in Appendix A.



  (a)2.   Financial Statement Schedule:
          ----------------------------

          The following  schedule is filed as a part of this Report:

  Schedule III -Real Estate and Accumulated Depreciation as of December 31,
  1995.

  Notes to Schedule III.


  Schedule III and notes thereto are hereby incorporated by reference to pages 21 to 24 of Registrant's Annual Report contained in Appendix A.



          Financial Statement Schedules other than those listed above are omitted because the required information is given in the Financial Statements or the Notes thereto, or because the conditions requiring their filing do not exist.

  (a)3.   Exhibits:
          --------

          The following exhibits are filed as part of this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit                                                              Method of
No.                           Description                              Filing
- ----------  -----------------------------------------------  --------------------------

   3.1      Amended agreement of Limited Partnership of      Exhibit 3B to Registration
            Registrant dated as of February 12, 1988.        Statement (Form S-11)
                                                             No. 33-18478

   4.1      Act of Assumption of Note and Mortgage and       Filed as Exhibit 28(F)(1)
            Modification of Mortgage dated June 14, 1988     to Registrant's Post-
            between Registrant, CPA(R):4, Integra - A Hotel  Effective Amendment No. 1
            and Restaurant Company ("Integra") and Bell      to Form S-11
            Atlantic TriCon Leasing Corporation.

   4.2      Agreement of Purchase dated June 14, 1988        Filed as Exhibit 28(F)(2)
            between Registrant and Integra.                  to Registrant's Post-
                                                             Effective Amendment No. 1
                                                             to Form S-11

   4.3      Deed of Trust Note dated June 23, 1988 from      Filed as Exhibit 28(G)(5)
            Registrant, as maker, to Sovran Bank/Central     to Registrant's Post-
            South ("Sovran"), as payee.                      Effective Amendment No. 1
                                                             to Form S-11

   4.4      Deed of Trust and Security Agreement dated       Filed as Exhibit 28(G)(6)
            June 23, 1988 between Registrant, as grantor,    to Registrant's Post-
            and James E. Woods, Trustee, as trustee.         Effective Amendment No. 1
                                                             to Form S-11

   4.5      Real Estate Note dated August 24, 1988           Filed as Exhibit 28(H)(4)
            from Registrant, as maker, to Pan American       to Registrant's Post-
            Life Insurance Company, as payee.                Effective Amendment No. 1
                                                             to Form S-11

   4.6      Master Mortgage, Deed of Trust, Deed to          Filed as Exhibit 28(H)(5)
            Secure Debt, with Uniform Commercial Code        to Registrant's Post-
            Security Agreement and with Assignment of        Effective Amendment No. 1
            Leases, Rents and Profits among Registrant,      to Form S-11
            Theodore Tumminello and Pan American Life
            Insurance Company.

   4.7      Loan Modification Agreement dated September      Filed as Exhibit 28(L)(1)
            29, 1988 among Prudential Insurance Company      to Registrant's Post-
            of America, American National Bank and Trust     Effective Amendment No. 2
            Company of Chicago, Registrant and CPA(R):7.     to Form S-11

   4.8      Promissory Note dated November 10, 1988          Filed as Exhibit 28(M)(1)
            between Registrant, as Borrower, and Far         to Registrant's Post-
            West Federal Bank, S.B. ("Far West"),            Effective Amendment No. 2
            as Lender (Pennsylvania property).               to Form S-11


Exhibit                                                               Method of
No.                            Description                             Filing
- -----------  -----------------------------------------------  -------------------------

    4.9      Promissory Note dated November 10, 1988          Filed as Exhibit 28(M)(2)
             between Registrant, as Borrower, and Far         to Registrant's Post-
             West, as Lender (Massachusetts properties).      Effective Amendment No. 2
                                                              to Form S-11

    4.10     Commercial Mortgage with Assignment of           Filed as Exhibit 28(M)(3)
             Rents and Leases dated November 10, 1988         to Registrant's Post-
             between Registrant, as Mortgagor, and Far        Effective Amendment No. 2
             West, as Mortgagee (Pennsylvania property).      to Form S-11

    4.11     Commercial Mortgage with Assignment of           Filed as Exhibit 28(M)(4)
             Rents and Leases dated November 10, 1988         to Registrant's Post-
             between Registrant, as Mortgagor, and Far        Effective Amendment No. 2
             West, as Mortgagee (Massachusetts properties).   to Form S-11

    4.12     Security Agreement dated November 10, 1988       Filed as Exhibit 28(M)(5)
             between Registrant as Debtor, and Far West,      to Registrant's Post-
             as Secured Party (Pennsylvania property).        Effective Amendment No. 2
                                                              to Form S-11

    4.13     Security Agreement dated November 10, 1988       Filed as Exhibit 28(M)(6)
             between Registrant as Debtor, and Far West,      to Registrant's Post-
             as Secured Party (Massachusetts properties).     Effective Amendment No. 2
                                                              to Form S-11

    4.14     Note Agreement dated December 21, 1988           Filed as Exhibit 4.1
             among New England Mutual Life Insurance          to Registrant's Form 8-K
             Company ("New England"), Registrant              dated May 18, 1989
             and CPA(R):7.

    4.15     $15,000,000 Secured Note from Registrant         Filed as Exhibit 4.2
             and CPA(R):7 to New England dated                to Registrant's Form 8-K
             December 22, 1988.                               dated May 18, 1989

    4.16     Deed of Trust and Security Agreement             Filed as Exhibit 4.3
             dated December 21, 1988 between Registrant       to Registrant's Form 8-K
             and CPA(R):7, as Trustor, and New England, as    dated May 18, 1989
             Beneficiary, covering the California Property.

    4.17     Mortgage and Security Agreement dated            Filed as Exhibit 4.4
             December 21, 1988 between Registrant and         to Registrant's Form 8-K
             CPA(R):7, as Mortgagor, and New England, as      dated May 18, 1989
             Mortgagee, covering the Iowa Property.

    4.18     Mortgage and Security Agreement dated            Filed as Exhibit 4.5
             December 21, 1988 between Registrant and         to Registrant's Form 8-K
             CPA(R):7, as Mortgagor, and New England, as      dated May 18, 1989
             Mortgagee, covering the Michigan Property.

    4.19     Mortgage and Security Agreement dated            Filed as Exhibit 4.6
             December 21, 1988 between Registrant and         to Registrant's Form 8-K
             CPA(R):7, as Mortgagor, and New England, as      dated May 18, 1989
             Mortgagee, covering the New Hampshire Property.


Exhibit                                                             Method of
No.                           Description                             Filing
- -----------  ----------------------------------------------  ------------------------

    4.20     Mortgage and Security Agreement dated           Filed as Exhibit 4.7
             December 21, 1988 between Registrant and        to Registrant's Form 8-K
             CPA(R):7, as Mortgagor, and New England, as     dated May 18, 1989
             Mortgagee, covering the New York Property.

    4.21     Assignment of Leases, Rents and Guaranty        Filed as Exhibit 4.8
             dated December 21, 1988 between Registrant      to Registrant's Form 8-K
             and CPA(R):7, as Assignor, to New England, as   dated May 18, 1989
             Assignee, covering the California Property.

    4.22     Assignment of Leases, Rents and Guaranty        Filed as Exhibit 4.9
             dated December 21, 1988 between Registrant      to Registrant's Form 8-K
             and CPA(R):7, as Assignor, to New England, as   dated May 18, 1989
             Assignee, covering the Iowa Property.

    4.23     Assignment of Leases, Rents and Guaranty        Filed as Exhibit 4.10
             dated December 21, 1988 between Registrant      to Registrant's Form 8-K
             and CPA(R):7, as Assignor, to New England, as   dated May 18, 1989
             Assignee, covering the Michigan Property.

    4.24     Assignment of Leases, Rents and Guaranty        Filed as Exhibit 4.11
             dated December 21, 1988 between Registrant      to Registrant's Form 8-K
             and CPA(R):7, as Assignor, to New England, as   dated May 18, 1989
             Assignee, covering the New Hampshire Property.

    4.25     Assignment of Leases, Rents and Guaranty        Filed as Exhibit 4.12
             dated December 21, 1988 between Registrant      to Registrant's Form 8-K
             and CPA(R):7, as Assignor, to New England, as   dated May 18, 1989
             Assignee, covering the New York Property.

    4.26     $2,250,000 Promissory Note dated                Filed as Exhibit 4.13
             February 3, 1989 between Registrant and         to Registrant's Form 8-K
             CPA(R):9, as Borrower, and New England,         dated May 18, 1989
             as Lender.

    4.27     Mortgage and Security Agreement dated           Filed as Exhibit 4.14
             February 3, 1989 between Registrant and         to Registrant's Form 8-K
             CPA(R):9, as Borrower, and New England,         dated May 18, 1989
             as Lender.

    4.28     Assignment of Leases and Rents dated            Filed as Exhibit 4.15
             February 3, 1989 between Registrant and         to Registrant's Form 8-K
             CPA(R):9, as Borrower, and New England,         dated May 18, 1989
             as Lender.

    4.29     $8,000,000 Promissory Note dated March          Filed as Exhibit 4.16
             31, 1989 from Registrant and CPA(R):7, as       to Registrant's Form 8-K
             Borrower, to Bell Atlantic TriCon               dated May 18, 1989
             ("Tricon"), as Lender.


Exhibit                                                               Method of
No.                            Description                              Filing
- -----------  ------------------------------------------------  ------------------------

    4.30     Mortgage, Assignment of Leases and Rents          Filed as Exhibit 4.17
             and Other Income and Security Agreement           to Registrant's Form 8-K
             dated March 31, 1989 between Registrant and       dated May 18, 1989
             CPA(R):7, as Mortgagor, to TriCon, as Mortgagee,
             for the Plant City, Florida Property.

    4.31     Deed to Secure Debt, Assignment of Leases,        Filed as Exhibit 4.18
             Rents and Other Income and Security Agreement     to Registrant's Form 8-K
             dated March 31, 1989 between Registrant and       dated May 18, 1989
             CPA(R):7, as Grantor, to TriCon, as Mortgagee,
             for the Jackson County, Georgia Property.

    4.32     Deed of Trust, Assignment of Leases, Rents        Filed as Exhibit 4.19
             and Other Income and Security Agreement           to Registrant's Form 8-K
             dated March 31, 1989 between Registrant and       dated May 18, 1989
             CPA(R):7, as Grantor, to TriCon, as Grantee,
             for the Frederick County, Maryland Property.

    4.33     Mortgage, Assignment of Leases and Rents          Filed as Exhibit 4.20
             and Other Income and Security Agreement           to Registrant's Form 8-K
             dated March 31, 1989 between Registrant and       dated May 18, 1989
             CPA(R):7, as Mortgagor, to TriCon, as Mortgagee,
             for the Farmington, New York Property.

    4.34     Deed of Trust, Assignment of Leases, Rents        Filed as Exhibit 4.21
             and Other Income and Security Agreement           to Registrant's Form 8-K
             dated March 31, 1989 between Registrant and       dated May 18, 1989
             CPA(R):7, as Grantor, to TriCon, as Grantee,
             for the Fredericksburg, Virginia Property.

    4.35     Deed of Trust, Assignment of Leases, Rents        Filed as Exhibit 4.22
             and Other Income and Security Agreement           to Registrant's Form 8-K
             dated March 31, 1989 between Registrant and       dated May 18, 1989
             CPA(R):7, as Grantor, to TriCon, as Grantee,
             for the Manassas, Virginia Property.

    4.36     Assignment of Rents and Leases dated              Filed as Exhibit 4.23
             March 31, 1989 from Registrant and CPA(R):7,      to Registrant's Form 8-K
             as Assignor, to TriCon, as Assignee, for          dated May 18, 1989
             the Plant City, Florida Property.

    4.37     Assignment of Rents and Leases dated              Filed as Exhibit 4.24
             March 31, 1989 from Registrant and CPA(R):7,      to Registrant's Form 8-K
             as Assignor, to TriCon, as Assignee, for          dated May 18, 1989
             the Jackson County, Georgia Property.

    4.38     Assignment of Rents and Leases dated              Filed as Exhibit 4.25
             March 31, 1989 from Registrant and CPA(R):7,      to Registrant's Form 8-K
             as Assignor, to TriCon, as Assignee, for          dated May 18, 1989
             the Frederick County, Maryland Property.


Exhibit                                                                 Method of
No.                             Description                              Filing
- -----------  -------------------------------------------------  ------------------------

    4.39     Assignment of Rents and Leases dated               Filed as Exhibit 4.26
             March 31, 1989 from Registrant and CPA(R):7,       to Registrant's Form 8-K
             as Assignor, to TriCon, as Assignee, for           dated May 18, 1989
             the Farmington, New York Property.

    4.40     Assignment of Rents and Leases dated               Filed as Exhibit 4.27
             March 31, 1989 from Registrant and CPA(R):7,       to Registrant's Form 8-K
             as Assignor, to TriCon, as Assignee, for           dated May 18, 1989
             the Virginia Properties.

    4.41     Note Agreement dated June 28, 1989 among           Filed as Exhibit 4.1
             New England, Registrant and CPA(R):9.              to Registrant's Form 8-K
                                                                dated September 28, 1989

    4.42     Deed of Trust and Security Agreement dated         Filed as Exhibit 4.2
             June 28, 1989 between Registrant and CPA(R):9,     to Registrant's Form 8-K
             as Trustor, and New England, as Beneficiary.       dated September 28, 1989

    4.43     Assignment of Leases, Rents and Guaranty           Filed as Exhibit 4.3
             dated June 28, 1989 from Registrant and CPA(R):9,  to Registrant's Form 8-K
             as Assignor, to New England, as Assignee.          dated September 28, 1989

    4.44     $16,200,000 Promissory Note dated June 28,         Filed as Exhibit 4.4
             1989 from Registrant and CPA(R):9, as Borrower,    to Registrant's Form 8-K
             to New England, as Lender.                         dated September 28, 1989

    4.45     $9,000,000 Replacement Promissory Note dated       Filed as Exhibit 4.1
             September 29, 1989 from Registrant and CPA(R):9,   to Registrant's Form 8-K
             as Maker, to First Interstate Bank of Arizona      dated November 16, 1989
             ("First Interstate").

    4.46     Loan Agreement dated May 17, 1989 between          Filed as Exhibit 4.2
             Space Data Corporation ("SDC"), as Borrower,       to Registrant's Form 8-K
             and First Interstate, as Lender.                   dated November 16, 1989

    4.47     Deed of Trust, Assignment of Rents, Security       Filed as Exhibit 4.3
             1989 by and among SDC, as Trustor, and First       dated November 16, 1989
             Interstate, as Trustee and Beneficiary.

    4.48     Assumption and Modification Agreement dated        Filed as Exhibit 4.4
             September 29, 1989 by and among First              to Registrant's Form 8-K
             Interstate, as Lender, SDC, as Original            dated November 16, 1989
             Borrower, Orbital Sciences Corporation
             ("OSC"), as Guarantor, and Registrant
             and CPA(R):9, as Assuming Borrower.

    4.49     Assignment of Rents, Leases and Guaranty           Filed as Exhibit 4.5
             dated September 29, 1989 from Registrant           to Registrant's Form 8-K
             and CPA(R):9, as Assignor, to First                dated November 16, 1989
             Interstate, as Assignee.



Exhibit                                                                Method of
No.                             Description                              Filing
- -----------  -------------------------------------------------  ------------------------

    4.50     $885,500 Promissory Note dated November 13,        Filed as Exhibit 4.1
             1989 from Registrant, as Maker, to Far             to Registrant's Form 8-K
             West.                                              dated January 25, 1990

    4.51     Act of Mortgage, Chattel Mortgage and              Filed as Exhibit 4.2
             Assignment of Leases by Registrant in              to Registrant's Form 8-K
             favor of Far West, dated November 13, 1989.        dated January 25, 1990

    4.52     Assignment of Rents dated November 13, 1989        Filed as Exhibit 4.3
             from Registrant, as Maker, to Far                  to Registrant's Form 8-K
             West.                                              dated January 25, 1990

    4.53     $766,700 Promissory Note dated November 13,        Filed as Exhibit 4.4
             1989 from Registrant, as Maker, to Far             to Registrant's Form 8-K
             West.                                              dated January 25, 1990

    4.54     Deed of Trust dated November 13, 1989 by and       Filed as Exhibit 4.5
             among Registrant, as Trustor, William Earthman     to Registrant's Form 8-K
             III, as Trustee and Far West, as Beneficiary.      dated January 25, 1990

    4.55     Assignment of Rents dated November 13, 1989        Filed as Exhibit 4.6
             from Registrant, as Assignor, to                   to Registrant's Form 8-K
             Far West, as Assignee.                             dated January 25, 1990

    4.56     Security Agreement dated November 13, 1989         Filed as Exhibit 4.7
             between Registrant, as Debtor, and Far             to Registrant's Form 8-K
             West, as Secured Party.                            dated January 25, 1990

    4.57     $847,800 Promissory Note dated November 13,        Filed as Exhibit 4.8
             1989 from Registrant, as Maker, to Far             to Registrant's Form 8-K
             West.                                              dated January 25, 1990

    4.58     Deed of Trust dated November 13, 1989 by and       Filed as Exhibit 4.9
             among Registrant, as Trustor, Charles R. Snakard,  to Registrant's Form 8-K
             as Trustee and Far West, as Beneficiary.           dated January 25, 1990

    4.59     Assignment of Rents dated November 13, 1989        Filed as Exhibit 4.10
             from Registrant, as Assignor, to                   to Registrant's Form 8-K
             Far West, as Assignee.                             dated January 25, 1990

    4.60     Security Agreement dated November 13, 1989         Filed as Exhibit 4.11
             between Registrant, as Debtor, and Far             to Registrant's Form 8-K
             West, as Secured Party.                            dated January 25, 1990

    4.61     $1,000,000 Extendable Secured Note dated           Filed as Exhibit 4.1
             January 29, 1990 from Registrant and CPA(R):9      to Registrant's Form 8-K
             to Commercial Union Life Insurance Company         dated March 12, 1990
             of America ("Commercial").

    4.62     $1,000,000 Extendable Secured Note dated           Filed as Exhibit 4.2
             January 29, 1990 from Registrant and CPA(R):9      to Registrant's Form 8-K
             to Ministers Life - A Mutual Life Insurance        dated March 12, 1990
             Company ("Ministers").



Exhibit                                                             Method of
No.                           Description                            Filing
- -----------  ---------------------------------------------  ------------------------

    4.63     $1,500,000 Extendable Secured Note dated       Filed as Exhibit 4.3
             January 29, 1990 from Registrant and CPA(R):9  to Registrant's Form 8-K
             to The North Atlantic Life Insurance Company   dated March 12, 1990
             of America ("North Atlantic").

    4.64     $5,000,000 Extendable Secured Note dated       Filed as Exhibit 4.4
             January 29, 1990 from Registrant and CPA(R):9  to Registrant's Form 8-K
             to Northern Life Insurance Company             dated March 12, 1990
             ("Northern").

    4.65     $5,000,000 Extendable Secured Note dated       Filed as Exhibit 4.5
             January 29, 1990 from Registrant and CPA(R):9  to Registrant's Form 8-K
             to Northwestern National Life Insurance        dated March 12, 1990
             Company ("Northwestern").

    4.66     $500,000 Extendable Secured Note dated         Filed as Exhibit 4.6
             January 29, 1990 from Registrant and CPA(R):9  to Registrant's Form 8-K
             to TNB Stock Company, FAO Texas Life           dated March 12, 1990
             Insurance Custody Account.

    4.67     Note Purchase Agreement dated as of            Filed as Exhibit 4.7
             January 1, 1990 between Registrant and         to Registrant's Form 8-K
             CPA(R):9, as Sellers, and Commercial,          dated March 12, 1990
             Ministers, North Atlantic, Northern,
             Northwestern and Texas Life Insurance
             Company (collectively, the "Lenders"),
             as Purchasers.

    4.68     Combination Open-end Mortgage Deed, Security   Filed as Exhibit 4.8
             Agreement and Fixture Financing Statement      to Registrant's Form 8-K
             dated January 29, 1990 between Registrant      dated March 12, 1990
             and CPA(R):9, as Mortgagors, and the Lenders,
             as Mortgagees (New Haven Premises).

    4.69     Combination Open-end Mortgage Deed, Security   Filed as Exhibit 4.9
             Agreement and Fixture Financing Statement      to Registrant's Form 8-K
             dated January 29, 1990 between Registrant      dated March 12, 1990
             and CPA(R):9, as Mortgagors, and the Lenders,
             as Mortgagees (Mickleton Premises).

    4.70     Combination Open-end Mortgage Deed, Security   Filed as Exhibit 4.10
             Agreement and Fixture Financing Statement      to Registrant's Form 8-K
             dated January 29, 1990 between Registrant      dated March 12, 1990
             and CPA(R):9, as Mortgagors, and the Lenders,
             as Mortgagees (Aurora and Mantua Premises).

    4.71     Combination Open-end Mortgage Deed, Security   Filed as Exhibit 4.11
             Agreement and Fixture Financing Statement      to Registrant's Form 8-K
             dated January 29, 1990 between Registrant      dated March 12, 1990
             and CPA(R):9, as Mortgagors, and the Lenders,
             as Mortgagees (Twinsburg Premises).



Exhibit                                                            Method of
No.                           Description                            Filing
- -----------  ---------------------------------------------  ------------------------

    4.72     Combination Mortgage Deed, Security            Filed as Exhibit 4.12
             Agreement and Fixture Financing Statement      to Registrant's Form 8-K
             dated January 29, 1990 between Registrant      dated March 12, 1990
             and CPA(R):9, as Mortgagors, and the Lenders,
             as Mortgagees (Liverpool Premises).

    4.73     Combination Mortgage Deed, Security            Filed as Exhibit 4.13
             Agreement and Fixture Financing Statement      to Registrant's Form 8-K
             dated January 29, 1990 between Registrant      dated March 12, 1990
             and CPA(R):9, as Mortgagors, and the Lenders,
             as Mortgagees (Bristol Premises).

    4.74     Combination Deed of Trust, Security            Filed as Exhibit 4.14
             Agreement and Fixture Financing Statement      to Registrant's Form 8-K
             dated January 29, 1990 between Registrant      dated March 12, 1990
             and CPA(R):9, as Mortgagors, and the Lenders,
             as Mortgagees (Mt. Pleasant Premises).

    4.75     Combination Mortgage, Security                 Filed as Exhibit 4.15
             Agreement and Fixture Financing Statement      to Registrant's Form 8-K
             dated January 29, 1990 between Registrant      dated March 12, 1990
             and CPA(R):9, as Mortgagors, and the Lenders,
             as Mortgagees (Milwaukee Premises).

    4.76     Agreement and Assignment of Lessors'           Filed as Exhibit 4.16
             Interest in Leases dated January 29, 1990      to Registrant's Form 8-K
             by Registrant and CPA(R):9, as Lessors, and    dated March 12, 1990
             the Lenders (New Haven Premises).

    4.77     Agreement and Assignment of Lessors'           Filed as Exhibit 4.17
             Interest in Leases dated January 29, 1990      to Registrant's Form 8-K
             by Registrant and CPA(R):9, as Lessors, and    dated March 12, 1990
             the Lenders (Mickleton Premises).

    4.78     Agreement and Assignment of Lessors'           Filed as Exhibit 4.18
             Interest in Leases dated January 29, 1990      to Registrant's Form 8-K
             by Registrant and CPA(R):9, as Lessors, and    dated March 12, 1990
             the Lenders (Aurora, Mantua and Twinsburg
             Premises).

    4.79     Agreement and Assignment of Lessors'           Filed as Exhibit 4.19
             Interest in Leases dated January 29, 1990      to Registrant's Form 8-K
             by Registrant and CPA(R):9, as Lessors, and    dated March 12, 1990
             the Lenders (Liverpool Premises).

    4.80     Agreement and Assignment of Lessors'           Filed as Exhibit 4.20
             Interest in Leases dated January 29, 1990      to Registrant's Form 8-K
             by Registrant and CPA(R):9, as Lessors, and    dated March 12, 1990
             the Lenders (Bristol Premises).

    4.81     Agreement and Assignment of Lessors'           Filed as Exhibit 4.21
             Interest in Leases dated January 29, 1990      to Registrant's Form 8-K
             by Registrant and CPA(R):9, as Lessors, and    dated March 12, 1990
             the Lenders (Mt. Pleasant Premises).


Exhibit                                                               Method of
No.                            Description                              Filing
- -----------  ------------------------------------------------  -------------------------

    4.82     Agreement and Assignment of Lessors'              Filed as Exhibit 4.22
             Interest in Leases dated January 29, 1990         to Registrant's Form 8-K
             by Registrant and CPA(R):9, as Lessors, and       dated March 12, 1990
             the Lenders (Milwaukee Premises).

    4.83     $6,750,000 Real Estate Note dated January         Filed as Exhibit 4.23
             30, 1990 from Registrant and CPA(R):9, as Maker,  to Registrant's Form 8-K
             to Creditanstalt-Bankverein (the "Bank"),         dated March 12, 1990
             as Holder.

    4.84     Deed to Secure Debt and Security Agreement        Filed as Exhibit 4.24
             dated January 30, 1990 between Registrant         to Registrant's Form 8-K
             and CPA(R):9, as Borrower, and the Bank, as       dated March 12, 1990
             Lender.

    4.85     Assignment of Rentals and Leases dated            Filed as Exhibit 4.25
             January 30, 1990 from Registrant and CPA(R):9,    to Registrant's Form 8-K
             as Assignor, to the Bank, as Assignee.            dated March 12, 1990

    4.86     Promissory Note dated June 15, 1990               Filed as Exhibit 4.1
             between Registrant and CPA(R):9                   to Registrant's Form 8-K
             to Hull 753 Corporation ("Hull 753")              dated July 13, 1990
             as Lender.

    4.87     Note Purchase and Participation Agreement, dated  Filed as Exhibit 4.2
             June 15, 1990 among Detroit Diesel Corporation    to Registrant's Form 8-K
             ("DDC"), Registrant, CPA(R):9 and Hull 753.       dated July 13, 1990

    4.88     Indenture and Mortgage, Security Agreement        Filed as Exhibit 4.3
             and Financing Statement from Registrant           to Registrant's Form 8-K
             and CPA(R):9 to Hull 753.                         dated July 13, 1990

    4.89     Assignment of Leases and Agreement from           Filed as Exhibit 4.4
             Registrant and CPA(R):9 to Hull 753.              to Registrant's Form 8-K
                                                               dated July 13, 1990

    4.90     Letter of Credit Assignment from                  Filed as Exhibit 4.5
             Registrant and CPA(R):9 to Hull 753.              to Registrant's Form 8-K
                                                               dated July 13, 1990


    10.1     Lease Agreement dated June 14, 1988 between       Filed as Exhibit 28(F)(3)
             Registrant and CPA(R):4, together, as Landlord,   to Registrant's Post-
             and Integra, as tenant.                           Effective Amendment No. 1
                                                               to Form S-11

    10.2     Co-Tenancy Agreement dated June 14, 1988          Filed as Exhibit 28(F)(7)
             between Registrant and CPA(R):4.                  to Registrant's Post-
                                                               Effective Amendment No. 1
                                                               to Form S-11



Exhibit                                                              Method of
No.                            Description                            Filing
- ------------  ---------------------------------------------  -------------------------

     10.3     Lease Agreement dated June 23, 1988 between    Filed as Exhibit 28(G)(4)
              Registrant, as landlord, and ASG, as tenant.   to Registrant's Post-
                                                             Effective Amendment No. 1
                                                             to Form S-11

     10.4     Lease Agreement dated August 24, 1988          Filed as Exhibit 28(H)(3)
              between Registrant, as landlord, and           to Registrant's Post-
              AutoZone, Inc. ("AutoZone"), as tenant.        Effective Amendment No. 1
                                                             to Form S-11

     10.5     Lease Agreement dated September 29, 1988       Filed as Exhibit 28(L)(2)
              between Registrant, and CPA(R):7 as landlord,  to Registrant's Post-
              and ASA, Inc. as tenant.                       Effective Amendment No. 2
                                                             to Form S-11

     10.6     Co-Tenancy Agreement dated September 29,       Filed as Exhibit 28(L)(3)
              1988 between Registrant and CPA(R):7.          to Registrant's Post-
                                                             Effective Amendment No. 2
                                                             to Form S-11

     10.7     Lease Agreement dated November 10, 1988        Filed as Exhibit 28(M)(7)
              between Registrant, as landlord, and High      to Registrant's Post-
              Voltage Engineering Corporation, as tenant.    Effective Amendment No. 2
                                                             to Form S-11

     10.8     Lease Agreement dated November 10, 1988        Filed as Exhibit 28(M)(8)
              between Registrant, as landlord, and Datcon    to Registrant's Post-
              Instrument Company, as tenant.                 Effective Amendment No. 2
                                                             to Form S-11

     10.9     Guaranty and Suretyship Agreement dated        Filed as Exhibit 28(M)(9)
              November 10, 1988 between Registrant and       to Registrant's Post-
              High Voltage Engineering Corporation.          Effective Amendment No. 2
                                                             to Form S-11

     10.10    Lease Agreement dated December 20, 1988        Filed as Exhibit 10.1
              by and between Registrant, as Landlord,        to Registrant's Form 8-K
              and Stationers, as Tenant.                     dated May 18, 1989

     10.11    Guaranty and Suretyship Agreement dated        Filed as Exhibit 10.2
              December 20, 1988 from SDC Distributing        to Registrant's Form 8-K
              as Guarantor, to Registrant, as                dated May 18, 1989
              Purchaser.

     10.12    Guarantor's Certificate dated December 20,     Filed as Exhibit 10.3
              1988 from SDC Distributing, as Guarantor,      to Registrant's Form 8-K
              to Registrant, as Purchaser.                   dated May 18, 1989

     10.13    Lease Agreement dated July 28, 1988 between    Filed as Exhibit 10.4
              SDC-GESCO Associates, as Landlord, and         to Registrant's Form 8-K
              General Electric, as Tenant.                   dated May 18, 1989



Exhibit                                                              Method of
No.                            Description                            Filing
- ------------  ---------------------------------------------  -------------------------

     10.14    Assignment of Lease and Assumption of          Filed as Exhibit 10.5
              Agreement dated December 21, 1988 between      to Registrant's Form 8-K
              SDC-GESCO Associates, as Assignor, and         dated May 18, 1989
              Registrant and CPA(R):9, as Assignee.

     10.15    Lease Agreement dated December 21, 1988        Filed as Exhibit 10.6
              between Registrant and CPA(R):7, as Landlord,  to Registrant's Form 8-K
              and Ormco Corporation, as Tenant.              dated May 18, 1989

     10.16    Lease Agreement dated December 21, 1988        Filed as Exhibit 10.7
              between Registrant and CPA(R):7, as Landlord,  to Registrant's Form 8-K
              and Barnstead Thermolyne Corporation,          dated May 18, 1989
              as Tenant.

     10.17    Lease Agreement dated December 21, 1988        Filed as Exhibit 10.8
              between Registrant and CPA(R):7, as Landlord,  to Registrant's Form 8-K
              and Kerr Manufacturing Company, as Tenant.     dated May 18, 1989

     10.18    Lease Agreement dated December 21, 1988        Filed as Exhibit 10.9
              between Registrant and CPA(R):7, as Landlord,  to Registrant's Form 8-K
              and Erie Scientific Company, as Tenant.        dated May 18, 1989

     10.19    Lease Agreement dated December 21, 1988        Filed as Exhibit 10.10
              between Registrant and CPA(R):7, as Landlord,  to Registrant's Form 8-K
              and Nalge Company, as Tenant.                  dated May 18, 1989

     10.20    Guaranty and Suretyship Agreement dated        Filed as Exhibit 10.11
              December 21, 1988 from Sybron Acquisition      to Registrant's Form 8-K
              Company to Registrant and CPA(R):7.            dated May 18, 1989

     10.21    Co-Tenancy Agreement dated December 21, 1988   Filed as Exhibit 10.12
              between Registrant and CPA(R):7.               to Registrant's Form 8-K
                                                             dated May 18, 1989

     10.22    Lease Agreement dated October 25, 1988         Filed as Exhibit 10.13
              between D/S College Station Joint Venture      to Registrant's Form 8-K
              ("D/S College Station"), as Lessor, and        dated May 18, 1989
              Federal Express, as Lessee.

     10.23    Assignment of Lease dated March 21, 1988       Filed as Exhibit 10.14
              from D/S College Station, as Assignor,         to Registrant's Form 8-K
              to Registrant, as Assignee.                    dated May 18, 1989

     10.24    Lease Agreement dated as of March 31, 1989     Filed as Exhibit 10.15
              by and between Registrant and CPA(R):7, as     to Registrant's Form 8-K
              Landlord, and the Ryan Tenants, as Tenant.     dated May 18, 1989

     10.25    Guaranty dated March 31, 1989 from NVR,        Filed as Exhibit 10.16
              as Guarantor, to Registrant and CPA(R):7,      to Registrant's Form 8-K
              as Landlord.                                   dated May 18, 1989



Exhibit                                                              Method of
No.                            Description                            Filing
- ------------  ---------------------------------------------  -------------------------

     10.26    Guarantor's Certificate dated March 31, 1989     Filed as Exhibit 10.17
              from NVR, as Guarantor, to Registrant and        to Registrant's Form 8-K
              CPA(R):7, as Purchaser.                          dated May 18, 1989

     10.27    Lease Agreement dated June 28, 1989 by and       Filed as Exhibit 10.1
              between Registrant and CPA(R):9, as Landlord,    to Registrant's Form 8-K
              and Dr. Pepper, as Tenant.                       dated September 28, 1989

     10.28    Guaranty and Suretyship Agreement dated          Filed as Exhibit 10.2
              June 28, 1989 from Holdings, as Guarantor,       to Registrant's Form 8-K
              to Registrant and CPA(R):9, as Landlord.         dated September 28, 1989

     10.29    Guarantor's Certificate dated June 28, 1989      Filed as Exhibit 10.3
              from Holdings, as Guarantor, to Registrant       to Registrant's Form 8-K
              and CPA(R):9, as Landlord.                       dated September 28, 1989

     10.30    Co-Tenancy Agreement dated June 28, 1989         Filed as Exhibit 10.4
              between Registrant and CPA(R):9.                 to Registrant's Form 8-K
                                                               dated September 28, 1989

     10.31    Lease Agreement dated September 29, 1989         Filed as Exhibit 10.1
              by and between Registrant and CPA(R):9,          to Registrant's Form 8-K
              as Landlord, and SDC, as Tenant.                 dated November 16, 1989

     10.32    Guaranty and Suretyship Agreement dated          Filed as Exhibit 10.2
              September 29, 1989 from Holdings, as Guarantor,  to Registrant's Form 8-K
              to Registrant and CPA(R):9, as Landlord.         dated November 16, 1989

     10.33    Construction Management Agreement dated          Filed as Exhibit 10.3
              September 29, 1989 between SDC, as Tenant,       to Registrant's Form 8-K
              and Registrant and CPA(R):9, as Owner.           dated November 16, 1989

     10.34    Assignment of Rights Under Construction          Filed as Exhibit 10.4
              Contract dated September 29, 1989 between        to Registrant's Form 8-K
              SDC, as Assignor, and Registrant and             dated November 16, 1989
              CPA(R):9, as Assignee.

     10.35    Lease Agreement dated December 29, 1989          Filed as Exhibit 10.1
              by and between Registrant and CPA(R):9, as       to Registrant's Form 8-K
              Landlord, and Foote & Davies ("F&D"),            dated January 25, 1990
              as Tenant.

     10.36    Guaranty and Suretyship Agreement dated          Filed as Exhibit 10.2
              December 29, 1989 by ASG Acquisition             to Registrant's Form 8-K
              Corporation ("ASG"), as Guarantor, to            dated January 25, 1990
              Registrant and CPA(R):9, as Landlord.

     10.37    Lease Agreement dated as of January 29, 1990     Filed as Exhibit 10.1
              by and between Registrant and CPA(R):9, as       to Registrant's Form 8-K
              Landlord, and Furon, as Tenant.                  dated March 12, 1990



Exhibit                                                              Method of
No.                            Description                            Filing
- ------------  ---------------------------------------------  -------------------------

     10.38    Sublease dated January 29, 1990 by and between   Filed as Exhibit 10.2
              Furon, as Sublandlord, and CHR Industries,       to Registrant's Form 8-K
              Inc., as Subtenant, and consented to             dated March 12, 1990
              by Registrant and CPA(R):9, as Landlord.

     10.39    Sublease dated January 29, 1990 by and between   Filed as Exhibit 10.3
              Furon, as Sublandlord, and Bunnell Plastics,     to Registrant's Form 8-K
              Inc., as Subtenant, and consented to             dated March 12, 1990
              by Registrant and CPA(R):9, as Landlord.

     10.40    Sublease dated January 29, 1990 by and between   Filed as Exhibit 10.4
              Furon, as Sublandlord, and Dixon Industries      to Registrant's Form 8-K
              Corporation, as Subtenant, and consented to      dated March 12, 1990
              by Registrant and CPA(R):9, as Landlord.

     10.41    Assignment of Lease Agreement dated January 29,  Filed as Exhibit 10.5
              1990 by and between Furon, as Assignor,          to Registrant's Form 8-K
              and Registrant and CPA(R):9, as Assignee.        dated March 12, 1990

     10.42    Lessee's and Guarantor's Certificate dated       Filed as Exhibit 10.6
              December 29, 1989 between F&D, as Lessee,        to Registrant's Form 8-K
              and Registrant and CPA(R):9, as Lessor.          dated March 12, 1990

     10.43    First Amendment to Lease Agreement dated as of   Filed as Exhibit 10.7
              January 30, 1990 between F&D, as Tenant,         to Registrant's Form 8-K
              and Registrant and CPA(R):9, as Landlord.        dated March 12, 1990

     10.44    Agreement to Guaranty and Suretyship             Filed as Exhibit 10.8
              Agreement dated as of January 30, 1990           to Registrant's Form 8-K
              made by ASG, as Guarantor, to Registrant         dated March 12, 1990
              and CPA(R):9, as Landlord.

     10.45    Lease Agreement between Registrant and           Filed as Exhibit 10.1
              CPA(R):9, as Landlord, and DDC, as Tenant.       to Registrant's Form 8-K
                                                               dated July 13, 1990

     28.1     Cash Sale Deed dated June 14, 1988 from          Filed as Exhibit 28(F)(4)
              Integra, as Grantor, to Registrant, as           to Registrant's Post-
              Grantee.                                         Effective Amendment No. 1
                                                               to Form S-11

     28.2     Bill of Sale dated June 14, 1988 from            Filed as Exhibit 28(F)(5)
              Integra, as Seller, to Registrant and CPA(R):4,  to Registrant's Post-
              together, as Purchaser.                          Effective Amendment No. 1
                                                               to Form S-11

     28.3     Seller's/Lessee's Certificate dated June 14,     Filed as Exhibit 28(F)(6)
              1988 from Integra, as Seller, to Registrant      to Registrant's Post-
              and CPA(R):4, together, as Purchaser.            Effective Amendment No. 1
                                                               to Form S-11



Exhibit                                                                Method of
No.                             Description                             Filing
- ------------  -----------------------------------------------  -------------------------

     28.4     Sale and Purchase Agreement dated June 23,       Filed as Exhibit 28(G)(1)
              1988 between ASG, as Seller, and Registrant,     to Registrant's Post-
              as Purchaser.                                    Effective Amendment No. 1
                                                               to Form S-11

     28.5     Special Warranty Deed dated June 23, 1988        Filed as Exhibit 28(G)(2)
              from ASG, as Grantor, to Registrant, as          to Registrant's Post-
              Grantee.                                         Effective Amendment No. 1
                                                               to Form S-11

     28.6     Bill of Sale dated June 23, 1988 from ASG,       Filed as Exhibit 28(G)(3)
              as Seller, to Registrant, as Purchaser.          to Registrant's Post-
                                                               Effective Amendment No. 1
                                                               to Form S-11

     28.7     Seller's/Lessee's Certificate dated August       Filed as Exhibit 28(H)(1)
              24, 1988 from AutoZone, to Registrant.           to Registrant's Post-
                                                               Effective Amendment No. 1
                                                               to Form S-11

     28.8     Deeds dated August 24, 1988 from AutoZone,       Filed as Exhibit 28(H)(2)
              as Grantor, to Registrant, as Grantee,           to Registrant's Post-
              conveying properties located in the following    Effective Amendment No. 1
              locations:                                       to Form S-11

              (a) Duval County, Florida (Atlantic Boulevard)
              (b) Duval County, Florida (Beach Boulevard)
              (c) Dougherty County, Georgia
              (d) Richmond County, Georgia
              (e) Glynn County, Georgia
              (f) Bibb County, Georgia
              (g) Bernalillo County, New Mexico
              (h) San Juan County, New Mexico
              (i) Lexington County, South Carolina
              (j) Harris County, Texas
              (k) Bexar County, Texas

     28.9     Letter of Intent dated May 24, 1988 from         Filed as Exhibit 28(I)
              Registrant to Michael I. Mil of Wozniak          to Registrant's Post-
              Industrial, regarding purchase of property       Effective Amendment No. 1
              from Mayfair Molded Products Corporation in      to Form S-11
              Illinois.

     28.10    Letter of Intent dated August 9, 1988 from       Filed as Exhibit 28(J)
              Registrant and CPA(R):7 to ASA Plaza Venture II  to Registrant's Post-
              and Advanced System Applications, Inc.,          Effective Amendment No. 1
              regarding purchase of property located in        to Form S-11
              Illinois.


Exhibit                                                                Method of
No.                            Description                              Filing
- ------------  ----------------------------------------------  --------------------------

     28.11    Letter of Intent dated June 22, 1988 from       Filed as Exhibit 28(K)
              Registrant to Clifford Press of Hyde Park       to Registrant's Post-
              Holdings, Inc., regarding purchase of property  Effective Amendment No. 1
              from High Voltage Engineering Corporation in    to Form S-11
              Lancaster County, Pennsylvania and Sterling,
              Massachusetts.

     28.12    Trustee's Deed dated September 23, 1988         Filed as Exhibit 28(L)(4)
              from American National Bank & Trust Company     to Registrant's Post-
              of Chicago, as Grantor to Registrant and        Effective Amendment No. 2
              CPA(R):7, as Grantee.                           to Form S-11

     28.13    Bill of Sale dated September 29, 1988 among     Filed as Exhibit 28(L)(5)
              ASA Plaza Venture II, Registrant and CPA(R):7.  to Registrant's Post-
                                                              Effective Amendment No. 2
                                                              to Form S-11

     28.14    Seller's Certificate dated September 29,        Filed as Exhibit 28(L)(6)
              1988 among ASA, Inc. Registrant and CPA(R):7.   to Registrant's Post-
                                                              Effective Amendment No. 2
                                                              to Form S-11

     28.15    Lessee's Certificate dated September 29,        Filed as Exhibit 28(L)(7)
              1988 among Registrant, ASA, Inc. and CPA(R):7.  to Registrant's Post-
                                                              Effective Amendment No. 2
                                                              to Form S-11

     28.16    Lessor's Certificate dated September 29,        Filed as Exhibit 28(L)(8)
              1988 among Registrant, CPA(R):7 and ASA, Inc.   to Registrant's Post-
                                                              Effective Amendment No. 2
                                                              to Form S-11

     28.17    Bill of Sale dated November 10, 1988 from       Filed as Exhibit 28(M)(10)
              High Voltage Engineering Corporation as         to Registrant's Post-
              Seller to Registrant, as Purchaser.             Effective Amendment No. 2
                                                              to Form S-11

     28.18    Bill of Sale dated November 10, 1988 from       Filed as Exhibit 28(M)(11)
              Datcon Instrument Company, as Seller, to        Registrant's Post-
              Registrant, as Purchaser.                       Effective Amendment No. 2
                                                              to Form S-11

     28.19    Seller's/Lessee's Certificate dated November    Filed as Exhibit 28(M)(12)
              10, 1988 between Registrant and High Voltage    to Registrant's Post-
              Engineering Corporation.                        Effective Amendment No. 2
                                                              to Form S-11

     28.20    Seller's/Lessee's Certificate dated November    Filed as Exhibit 28(M)(13)
              10, 1988 from Datcon Instrument Company,        to Registrant's Post-
              Seller to Registrant, Purchaser.                Effective Amendment No. 2
                                                              to Form S-11


Exhibit                                                                Method of
No.                            Description                              Filing
- ------------  ----------------------------------------------  --------------------------

     28.21    Deed dated November 10, 1988 from Datcon        Filed as Exhibit 28(M)(14)
              Instrument Company, as Grantor, to Registrant,  to Registrant's Post-
              as Grantee, conveying property located in       Effective Amendment No. 2
              East Hempfield Township, PA.                    to Form S-11

     28.22    Quitclaim Deed dated November 10, 1988 from     Filed as Exhibit 28(M)(15)
              High Voltage Engineering Corporation, as        to Registrant's Post-
              Grantor, and Registrant, as Grantee, conveying  Effective Amendment No. 2
              two parcels of land located in Sterling and     to Form S-11
              Leominster, MA.

     28.23    Seller's/Lessee's Certificate dated             Filed as Exhibit 28.1
              December 20, 1988 from Stationers, as Lessee,   to Registrant's Form 8-K
              to Registrant, as Purchaser.                    dated May 18, 1989

     28.24    Warranty Deed dated December 20, 1988           Filed as Exhibit 28.2
              from SDC Distributing, as Grantor, to           to Registrant's Form 8-K
              Registrant, as Grantee.                         dated May 18, 1989

     28.25    Special Warranty Deed dated December 20,        Filed as Exhibit 28.3
              1988 from SDC Distributing, as Grantor,         to Registrant's Form 8-K
              to Registrant, as Grantee.                      dated May 18, 1989

     28.26    Bill of Sale dated December 20, 1988            Filed as Exhibit 28.4
              from SDC Distributing, as Seller,               to Registrant's Form 8-K
              to Registrant, as Purchaser.                    dated May 18, 1989

     28.27    Seller's Certificate dated December 21,         Filed as Exhibit 28.5
              1988 from SDC-GESCO Associates, as Seller,      to Registrant's Form 8-K
              to Registrant and CPA(R):9, as Purchaser.       dated May 18, 1989

     28.28    Corporation Deed dated December 21,             Filed as Exhibit 28.6
              1988 from SDC-GESCO Associates, as Grantor,     to Registrant's Form 8-K
              to Registrant and CPA(R):9, as Grantee.         dated May 18, 1989

     28.29    Seller's/Lessee's Certificate dated             Filed as Exhibit 28.7
              December 21, 1988 from Ormco, as Lessee,        to Registrant's Form 8-K
              to Registrant and CPA(R):7, as Purchaser.       dated May 18, 1989

     28.30    Seller's/Lessee's Certificate dated             Filed as Exhibit 28.8
              December 21, 1988 from Barnstead, as Lessee,    to Registrant's Form 8-K
              to Registrant and CPA(R):7, as Purchaser.       dated May 18, 1989

     28.31    Seller's/Lessee's Certificate dated             Filed as Exhibit 28.9
              December 21, 1988 from Kerr, as Seller,         to Registrant's Form 8-K
              to Registrant and CPA(R):7, as Purchaser.       dated May 18, 1989

     28.32    Seller's/Lessee's Certificate dated             Filed as Exhibit 28.10
              December 21, 1988 from Erie, as Lessee,         to Registrant's Form 8-K
              to Registrant and CPA(R):7, as Purchaser.       dated May 18, 1989



Exhibit                                                            Method of
No.                            Description                          Filing
- ------------  ------------------------------------------  --------------------------

     28.33    Seller's Lessee's Certificate dated        Filed as Exhibit 28.11
              December 20, 1988 from Nalge, as Lessee,   to Registrant's Form 8-K
              to Registrant and CPA(R):7, as Purchaser.  dated May 18, 1989

     28.34    Grant Deed dated December 21, 1988         Filed as Exhibit 28.12
              from Ormco, as Grantor, to Registrant      to Registrant's Form 8-K
              and CPA(R):7, as Grantee.                  dated May 18, 1989

     28.35    Warranty Deed dated December 21, 1988      Filed as Exhibit 28.13
              from Barnstead Thermolyne, as Grantor,     to Registrant's Form 8-K
              to Registrant and CPA(R):7, as Grantee.    dated May 18, 1989

     28.36    Deed dated December 21, 1988 from Kerr,    Filed as Exhibit 28.14
              as Grantor, to Registrant and CPA(R):7,    to Registrant's Form 8-K
              as Grantee.                                dated May 18, 1989

     28.37    Warranty Deed dated December 21, 1988      Filed as Exhibit 28.15
              from Erie, as Grantor, to Registrant and   to Registrant's Form 8-K
              CPA(R):7, as Grantee.                      dated May 18, 1989

     28.38    Indenture dated December 21, 1988          Filed as Exhibit 28.16
              from Nalge, as Grantor, to Registrant      to Registrant's Form 8-K
              and CPA(R):7, as Grantee.                  dated May 18, 1989

     28.39    Bill of Sale dated December 21, 1988       Filed as Exhibit 28.17
              from Ormco Corporation to Registrant       to Registrant's Form 8-K
              and CPA(R):7.                              dated May 18, 1989

     28.40    Bill of Sale dated December 21, 1988       Filed as Exhibit 28.18
              from Barnstead, as Seller, to Registrant   to Registrant's Form 8-K
              and CPA(R):7, as Purchaser.                dated May 18, 1989

     28.41    Bill of Sale dated December 21, 1988       Filed as Exhibit 28.19
              from Kerr, as Seller, to Registrant        to Registrant's Form 8-K
              and CPA(R):7, as Purchaser.                dated May 18, 1989

     28.42    Bill of Sale dated December 21, 1988       Filed as Exhibit 28.20
              from Erie, as Seller, to Registrant        to Registrant's Form 8-K
              and CPA(R):7, as Purchaser.                dated May 18, 1989

     28.43    Bill of Sale dated December 21, 1988       Filed as Exhibit 28.21
              from Nalge, as Seller, to Registrant       to Registrant's Form 8-K
              and CPA(R):7, as Purchaser.                dated May 18, 1989

     28.44    Seller's/Lessee's Certificate dated        Filed as Exhibit 28.22
              March 21, 1989 from D/S College Station,   to Registrant's Form 8-K
              as Seller, to Registrant, as Purchaser.    dated May 18, 1989

     28.45    General Warranty Certificate dated         Filed as Exhibit 28.23
              March 21, 1989 from D/S College Station,   to Registrant's Form 8-K
              as Lessee, to Registrant, as Purchaser.    dated May 18, 1989




Exhibit                                                                 Method of
No.                              Description                              Filing
- ------------  -------------------------------------------------  ------------------------

     28.46    Bill of Sale dated March 21, 1989 from             Filed as Exhibit 28.24
              D/S College Station, as Seller, to                 to Registrant's Form 8-K
              Registrant and CPA(R):7, as Purchaser.             dated May 18, 1989

     28.47    Warranty Deed dated March 31, 1989 from Ryan,      Filed as Exhibit 28.25
              as Grantor, to Registrant and CPA(R):7, as         to Registrant's Form 8-K
              Grantee, for the Plant City, Florida Property.     dated May 18, 1989

     28.48    Deed dated March 31, 1989 from Ryan, as            Filed as Exhibit 28.26
              Grantor, to Registrant and CPA(R):7, as Grantee,   to Registrant's Form 8-K
              for the Frederick County, Maryland Property.       dated May 18, 1989

     28.49    Deed dated March 31, 1989 from Ryan, as            Filed as Exhibit 28.27
              Grantor, to Registrant and CPA(R):7, as Grantee,   to Registrant's Form 8-K
              for the Farmington, New York Property.             dated May 18, 1989

     28.50    Deed dated March 31, 1989 from Ryan, as            Filed as Exhibit 28.28
              Grantor, to Registrant and CPA(R):7, as Grantee,   to Registrant's Form 8-K
              for the Fredericksburg, Virginia Property.         dated May 18, 1989

     28.51    Deed dated March 31, 1989 from Ryan, as            Filed as Exhibit 28.29
              Grantor, to Registrant and CPA(R):7, as Grantee    to Registrant's Form 8-K
              for the Manassas, Virginia Property.               dated May 18, 1989

     28.52    Bill of Sale dated March 31, 1989 from Ryan,       Filed as Exhibit 28.30
              as Seller, to Registrant and CPA(R):7, as          to Registrant's Form 8-K
              Purchaser, for the Plant City, Florida Property.   dated May 18, 1989

     28.53    Bill of Sale dated March 31, 1989 from Ryan, as    Filed as Exhibit 28.31
              Seller, to Registrant and CPA(R):7, as Purchaser,  to Registrant's Form 8-K
              for the Frederick County, Maryland Property.       dated May 18, 1989

     28.54    Bill of Sale dated March 31, 1989 from Ryan, as    Filed as Exhibit 28.32
              Seller, to Registrant and CPA(R):7, as Purchaser,  to Registrant's Form 8-K
              for the Fredericksburg, Virginia Property.         dated May 18, 1989

     28.55    Bill of Sale dated March 31, 1989 from Ryan,       Filed as Exhibit 28.33
              as Seller, to Registrant and CPA(R):7, as          to Registrant's Form 8-K
              Purchaser, for the Manassas, Virginia Property.    dated May 18, 1989

     28.56    Seller's Certificate dated March 31, 1989          Filed as Exhibit 28.34
              from NV Homes, L.P., as Seller, to                 to Registrant's Form 8-K
              Registrant, and CPA(R):7, as Purchaser.            dated May 18, 1989

     28.57    Seller's Certificate dated March 31, 1989          Filed as Exhibit 28.35
              from Ryan as Seller, to Registrant,                to Registrant's Form 8-K
              and CPA(R):7, as Purchaser.                        dated May 18, 1989

     28.58    Lessee's Certificate dated March 31, 1989          Filed as Exhibit 28.36
              from NV Homes, L.P., as Lessee, to                 to Registrant's Form 8-K
              Registrant, and CPA(R):7, as Lessor.               dated May 18, 1989




Exhibit                                                                 Method of
No.                              Description                              Filing
- ------------  -------------------------------------------------  ------------------------

     28.59    Lessee's Certificate dated March 31, 1989          Filed as Exhibit 28.37
              from Ryan, as Lessee, to Registrant,               to Registrant's Form 8-K
              and CPA(R):7, as Lessor.                           dated May 18, 1989

     28.60    Lessee's Certificate dated March 31, 1989          Filed as Exhibit 28.38
              from Ryan Operations, G.P., as Lessee, to          to Registrant's Form 8-K
              Registrant, and CPA(R):7, as Lessor.               dated May 18, 1989

     28.61    Co-Tenancy Agreement dated March 31, 1989          Filed as Exhibit 28.39
              between Registrant and CPA(R):7 as tenants         to Registrant's Form 8-K
              in common.                                         dated May 18, 1989

     28.62    Seller's/Lessee's Certificate dated                Filed as Exhibit 28.1
              June 28, 1989 from Dr. Pepper, as Seller,          to Registrant's Form 8-K
              to Registrant and CPA(R):9, as Purchaser.          dated September 28, 1989

     28.63    Warranty Deed dated June 28, 1989 from             Filed as Exhibit 28.2
              Dr. Pepper, as Grantor, to Registrant and          to Registrant's Form 8-K
              CPA(R):9, as Grantee, for the Irving Property.     dated September 28, 1989

     28.64    Warranty Deed dated June 28, 1989 from             Filed as Exhibit 28.3
              Dr. Pepper, as Grantor, to Registrant and          to Registrant's Form 8-K
              CPA(R):9, as Grantee, for the Houston Property.    dated September 28, 1989

     28.65    Bill of Sale dated June 28, 1989 from              Filed as Exhibit 28.4
              Dr. Pepper, as Seller, to Registrant and           to Registrant's Form 8-K
              CPA(R):9, as Purchaser, for the Irving Property.   dated September 28, 1989

     28.66    Bill of Sale dated June 28, 1989 from              Filed as Exhibit 28.5
              Dr. Pepper, as Seller, to Registrant and           to Registrant's Form 8-K
              CPA(R):9, as Purchaser, for the Houston Property.  dated September 28, 1989

     28.67    Joint Venture Agreement made as of December 8,     Filed as Exhibit 28.6
              1988 between Registrant and CPA(R):9.              to Registrant's Form 8-K
                                                                 dated September 28, 1989

     28.68    Special Warranty Deed dated September 29, 1989     Filed as Exhibit 28.1
              from SDC, as Grantor, to Registrant and CPA(R):9,  to Registrant's Form 8-K
              as Grantee.                                        dated November 16, 1989

     28.69    Bill of Sale dated September 29, 1989              Filed as Exhibit 28.2
              from SDC, as Seller, to Registrant and CPA(R):9,   to Registrant's Form 8-K
              as Purchaser.                                      dated November 16, 1989

     28.70    Seller's/Lessee's Certificate dated                Filed as Exhibit 28.3
              September 29, 1989 from SDC, as Seller,            to Registrant's Form 8-K
              to Registrant and CPA(R):9, as Purchaser.          dated November 16, 1989

     28.71    Guarantor's Certificate dated                      Filed as Exhibit 28.4
              September 29, 1989 from SDC, as Guarantor,         to Registrant's Form 8-K
              to Registrant and CPA(R):9, as Purchaser.          dated November 16, 1989




Exhibit                                                               Method of
No.                             Description                             Filing
- ------------  -----------------------------------------------  ------------------------

     28.72    Co-Tenancy Agreement dated September 29, 1989    Filed as Exhibit 28.5
              between Registrant and CPA(R):9.                 to Registrant's Form 8-K
                                                               dated November 16, 1989

     28.73    Assignment of Rights Under Agreement dated       Filed as Exhibit 28.6
              September 29, 1989 from SDC, as Assignor,        to Registrant's Form 8-K
              to Registrant and CPA(R):9, as Assignee.         dated November 16, 1989

     28.74    Co-Tenancy Agreement dated December 29, 1989     Filed as Exhibit 28.1
              between Registrant and CPA(R):9.                 to Registrant's Form 8-K
                                                               dated January 25, 1990

     28.75    Special Warranty Deed dated December 29, 1989    Filed as Exhibit 28.2
              from Footland, as Grantor, to Registrant and     to Registrant's Form 8-K
              CPA(R):9, as Grantee.                            dated January 25, 1990

     28.76    Bill of Sale dated December 29, 1989 from        Filed as Exhibit 28.3
              Footland, as Seller, to Registrant and           to Registrant's Form 8-K
              CPA(R):9, as Purchaser.                          dated January 25, 1990

     28.77    Seller's Certificate dated December 29, 1989     Filed as Exhibit 28.4
              from Footland, as Seller, to Registrant          to Registrant's Form 8-K
              and CPA(R):9, as Purchaser.                      dated January 25, 1990

     28.78    Lessee's Certificate dated December 29, 1989     Filed as Exhibit 28.5
              from F&D, as Tenant, to Registrant and           to Registrant's Form 8-K
              CPA(R):9, as Landlord.                           dated January 25, 1990

     28.79    Guarantor's Certificate dated December 29, 1989  Filed as Exhibit 28.6
              from ASG, as Guarantor, to Registrant and        to Registrant's Form 8-K
              CPA(R):9, as Purchaser.                          dated January 25, 1990

     28.80    Agreement dated December 29, 1989 between        Filed as Exhibit 28.7
              Heller Financial, Inc., Registrant and           to Registrant's Form 8-K
              CPA(R):9.                                        dated January 25, 1990

     28.81    Deed dated January 29, 1990 from CHR             Filed as Exhibit 28.1
              Industries, Inc. as Grantor, to Registrant       to Registrant's Form 8-K
              and CPA(R):9, as Grantees (New Haven Premises).  dated March 12, 1990

     28.82    Deed dated January 29, 1990 from Bunnell         Filed as Exhibit 28.2
              Plastics, Inc. as Grantor, to Registrant         to Registrant's Form 8-K
              and CPA(R):9, as Grantees (Mickleton Premises).  dated March 12, 1990

     28.83    Deed dated January 29, 1990 from Furon,          Filed as Exhibit 28.3
              as Grantor, to Registrant and CPA(R):9,          to Registrant's Form 8-K
              as Grantees (Mantua Premises).                   dated March 12, 1990

     28.84    Deed dated January 29, 1990 from Furon,          Filed as Exhibit 28.4
              as Grantor, to Registrant and CPA(R):9,          to Registrant's Form 8-K
              as Grantees (Twinsburg Premises).                dated March 12, 1990



Exhibit                                                               Method of
No.                             Description                             Filing
- ------------  -----------------------------------------------  ------------------------

     28.85    Deed dated January 29, 1990 from Furon,          Filed as Exhibit 28.5
              as Grantor, to Registrant and CPA(R):9,          to Registrant's Form 8-K
              as Grantees (Aurora Premises).                   dated March 12, 1990

     28.86    Deed dated January 29, 1990 from Furon,          Filed as Exhibit 28.6
              as Grantor, to Registrant and CPA(R):9,          to Registrant's Form 8-K
              as Grantees (Liverpool Premises).                dated March 12, 1990

     28.87    Quitclaim Deed dated January 29, 1990 from       Filed as Exhibit 28.7
              Furon, as Grantor, to Registrant and             to Registrant's Form 8-K
              CPA(R):9, as Grantees (Bristol Premises).        dated March 12, 1990

     28.88    Special Warranty Deed dated January 29, 1990     Filed as Exhibit 28.8
              from Furon, as Grantor, to Registrant and        to Registrant's Form 8-K
              CPA(R):9, as Grantees (Mt. Pleasant Premises).   dated March 12, 1990

     28.89    Warranty Deed dated January 29, 1990 from        Filed as Exhibit 28.9
              Furon, as Grantor, to Registrant and             to Registrant's Form 8-K
              CPA(R):9, as Grantees (Milwaukee Premises).      dated March 12, 1990

     28.90    Seller's Certificate dated January 29, 1990      Filed as Exhibit 28.10
              from CHR Industries, Inc., as Seller, to         to Registrant's Form 8-K
              Registrant and CPA(R):9, as Purchaser and        dated March 12, 1990
              Lenders (New Haven Premises).

     28.91    Seller's Certificate dated January 29, 1990      Filed as Exhibit 28.11
              from Bunnell Plastics, Inc., as Seller, to       to Registrant's Form 8-K
              Registrant and CPA(R):9, as Purchaser and        dated March 12, 1990
              Lenders (Mickleton Premises).

     28.92    Seller's Certificate dated January 29, 1990      Filed as Exhibit 28.12
              from Dixon Industries Corporation, as Seller,    to Registrant's Form 8-K
              to Registrant and CPA(R):9, as Purchaser and     dated March 12, 1990
              Lenders (Bristol Premises).

     28.93    Seller's/Lessee's Certificate dated January 29,  Filed as Exhibit 28.13
              1990 from Furon, as Seller, to Registrant and    to Registrant's Form 8-K
              CPA(R):9, as Purchaser and Lenders (Aurora,      dated March 12, 1990
              Mantua, Twinsburg, Liverpool, Mt. Pleasant,
              and Milwaukee Premises).

     28.94    Co-Tenancy Agreement dated as of January 29,     Filed as Exhibit 28.14
              1990 by and between Registrant and CPA(R):9.     to Registrant's Form 8-K
                                                               dated March 12, 1990

     28.95    General Warranty Deed dated from DDC             Filed as Exhibit 28.1
              to Registrant and CPA(R):9.                      to Registrant's Form 8-K
                                                               dated July 13, 1990

     28.96    Bill of Sale from DDC to Registrant              Filed as Exhibit 28.2
              and CPA(R):9.                                    to Registrant's Form 8-K
                                                               dated July 13, 1990



Exhibit                                                         Method of
No.                          Description                          Filing
- -------------  ----------------------------------------  ------------------------

     28.97     Assignment of Leases and Agreements from  Filed as Exhibit 28.3
               DDC to Registrant and CPA(R):9.           to Registrant's Form 8-K
                                                         dated July 13, 1990

     28.98     Co-tenancy Agreement between Registrant   Filed as Exhibit 28.4
               and CPA(R):9.                             to Registrant's Form 8-K
                                                         dated July 13, 1990

     28.99     Prospectus of Registrant                  Filed as Exhibit 28.99
               dated February 17, 1988                   to Form 10-K/A dated
                                                         September 24, 1993

     28.100    Supplement dated June 22, 1988            Filed as Exhibit 28.100
               to Prospectus dated February 17, 1988.    to Form 10-K/A dated
                                                         September 24, 1993

     28.101    Supplement dated August 31, 1988          Filed as Exhibit 28.101
               to Prospectus dated February 17, 1988.    to Form 10-K/A dated
                                                         September 24, 1993

     28.102    Supplement dated November 22, 1988        Filed as Exhibit 28.102
               to Prospectus dated February 17, 1988.    to Form 10-K/A dated
                                                         September 24, 1993

    (b)     Reports on Form 8-K
            -------------------

            During the year ended December 31, 1995 Registrant was not required to file any reports on Form 8-K.

                                  SIGNATURES
                                  ----------

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             CORPORATE PROPERTY ASSOCIATES 8, L.P.,
                             a Delaware limited partnership

                             BY: EIGHTH CAREY CORPORATE PROPERTY, INC.

      04/01/96               BY:      /s/ Claude Fernandez
   ---------------                    ------------------------------
       Date                           Claude Fernandez
                                      Executive Vice President and
                                      Chief Administrative Officer
                                      (Principal Financial Officer)


            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                   BY: EIGHTH CAREY CORPORATE PROPERTY, INC.

                       William P. Carey
                       Chairman of the Board
                       and Director
                       (Principal Executive Officer)

                       Francis J. Carey
                       President and Director

                       George E. Stoddard            BY: /s/ George E. Stoddard
                       Chairman of the Investment        ----------------------
                       Committee and Director            George E. Stoddard
                                                         Attorney in fact
                                                         April 1, 1996
                       Raymond S. Clark
                       Chairman of the Executive
                       Committee and Director

                       Dr. Lawrence R. Klein
                       Chairman of the Economic Policy
                       Committee and Director

                       Madelon DeVoe Talley
                       Vice Chairman of the Board of
                       Directors and Director

   04/01/96       BY: /s/ Claude Fernandez
 ------------         ---------------------
    Date              Claude Fernandez
                      Executive Vice President and
                      Chief Administrative Officer
                      (Principal Financial Officer)

   04/01/96       BY: /s/ Michael D. Roberts
 ------------         -----------------------
    Date              Michael D. Roberts
                      First Vice President and Controller
                      (Principal Accounting Officer)

                                                         APPENDIX A TO FORM 10-K







                    CORPORATE PROPERTY ASSOCIATES 8, L.P.,
                        -A DELAWARE LIMITED PARTNERSHIP

















                                                              1995 ANNUAL REPORT

  SELECTED FINANCIAL DATA
- --------------------------------------------------------------------------------

  (In thousands except per unit amounts)

                                      1991      1992      1993      1994      1995
                                    --------  --------  --------  --------  --------
OPERATING DATA:

 Revenues                            $14,294   $15,089   $18,060   $18,805   $19,886

   Income before
    extraordinary item                 4,597     4,312     5,258     6,012     8,338

   Income before
    extraordinary item
    allocated:
   To General Partners                   460       431       526       601       834
   To Limited Partners                 4,137     3,881     4,732     5,411     7,504
  Per unit                             61.07     57.29     69.84     79.86    110.93

 Distributions attributable (1):
   To General Partners                   624       630       634       637       644
   To Limited Partners                 5,616     5,669     5,702     5,729     5,799
  Per unit                             82.90     83.68     84.16     84.56     85.76

 Payment of mortgage
   principal (2)                         258       303       457       969     3,358

  BALANCE SHEET DATA:

    Total assets                     122,753   120,971   120,670   116,323   114,890

    Long-term
                  obligations (3)     59,194    49,526    62,098    57,908    52,324

  (1) Includes distributions attributable to the fourth quarter of each fiscal year payable in the following fiscal year less distributions in the first fiscal quarter attributable to the prior year.
  (2) Represents scheduled mortgage principal amortization paid.
  (3) Represents mortgage and note payable obligations due after more than one year.

  MANAGEMENT'S DISCUSSION AND ANALYSIS
- --------------------------------------------------------------------------------

       Results of Operations
       ---------------------

            Net income for the year ended December 31, 1995 increased by $2,446,000 compared with the year ended December 31, 1994. The operating results for 1994 included a noncash charge of $1,104,000 for the writedown of two properties to estimated net realizable value, a one-time benefit of $836,000 from the recognition of income on items which had previously been deferred and an extraordinary charge of $120,000 on the refinancing of a mortgage loan on the Detroit Diesel Corporation ("Detroit Diesel") property. After adjusting for such nonrecurring items, income for 1995 would have reflected an increase of $2,058,000 compared with the prior year.

            The increase in income, as adjusted, was due to increases in lease revenues and the earnings of the hotel operation as well as decreases in interest and property expenses. Lease revenues increased as the result of the July 1994 and March 1995 lease modification agreements with Advanced System Applications, Inc. ("ASA") and United Stationers Supply Co. ("Stationers"), respectively, and rent increases in 1994 with Orbital Sciences Corporation ("Orbital") and in 1995 on the equity component of one of the Partnership's leases with ASG Acquisition Corp./American Signature ("ASG"). The ASA lease modification provided for significant increases in ASA's stated rents in consideration for agreeing to a termination of the ASA lease term in 1997 rather than 2003. In agreeing to release the guarantor of the Stationers lease from the guaranty, the rent was increased and the initial lease term was extended from December 2003 to March 2010. The decrease in interest expense was primarily due to the accelerated amortization of principal payments on the ASA mortgage loan. Such rescheduling was required by the ASA mortgage lender in providing its consent to the aforementioned lease modification. Under this rescheduling, the mortgage loan which had a balance of $3,546,000 at December 31, 1994 will fully amortize in March 1996. The decrease in interest expense was also due, in part, to the benefit realized from the Detroit Diesel refinancing in 1994. Property expense decreased due to lower leasing fees and lower costs incurred in connection with the enforcement of the Partnership's lease with ASG. General and administrative expenses increased due to higher partnership level taxes in Illinois which are directly attributable to increased income from the ASA property.

            Income from hotel operations of $1,654,000 reflected an increase of 31% in 1995 as compared with 1994 and has continued to benefit from a sustained increase in the average daily room rate, which reflected an increase of approximately 18%. The occupancy rate of 82% in 1995, which approximates historical levels, reflects a 1% increase between 1995 and 1994. Due to the renovation work performed in 1994, there were fewer room nights available, which negatively impacted the hotel's results of operations in 1994. The average room rate in 1995 improved as group business, which is generally discounted, decreased to 12% of rooms occupied compared with 19% of rooms occupied in 1994.

            Net income increased by $634,000 in 1994 as compared with 1993 while cash provided from operations increased by $287,000. Net income for 1994 reflected the noncash and nonrecurring benefit of $836,000 from the recognition of a portion of deferred rental income on properties sold. Net income for 1993 reflects the benefit of other income of $1,261,000, all of which was from nonrecurring items. In addition, 1994 and 1993 results both reflect noncash charges incurred of $1,104,000 and $686,000, respectively, for writedowns of properties to estimated net realizable value. The writedowns were on three properties formerly leased to NVRyan L.P. ("NVRyan"). Income for 1994 was also affected by an extraordinary charge of $120,000 on the extinguishment of debt. Net of these noncash charges and nonrecurring items, income for 1994 would have reflected a significant increase. The increase in cash provided from operating activities was affected by the receipt of $1,228,000 of restructuring fees in connection with the 1993 modification of the NVRyan lease; however, this was offset by the paydown of accounts payable during the year. Such restructuring fees are being recognized for financial reporting purposes on a straight-line basis over 20.5 years or until any such property is sold. The increase in operating income in 1994 was due to increases in leasing revenues and other interest income and decreases in interest expense and property expenses. These benefits were partially offset by an increase in general and administrative expenses and the loss from equity investments.

            The increase in lease revenues of $1,137,000 was primarily due to rent increases during 1994 on a number of the Partnership's leases including leases with Sybron Acquisition Corporation and Orbital Sciences Corporation, the modification of the lease with ASA as well as the full year impact of 1993 rent increases on the leases with High Voltage Engineering Corporation and Dr Pepper Bottling Company of Texas. This was partially offset by the decrease in rentals from NVRyan as the result of the 1993 restructuring of its lease and the reduction in rentals from Detroit Diesel. The decrease in interest expense was primarily due to the effect of the Detroit Diesel refinancing, the reduction in interest expense on the hotel property mortgage loan as the result of an interest rate reset in June 1993. Other interest income increased due to interest earned on the restructuring fees, higher average cash balances and higher interest rates on commercial paper. The decrease in property expenses is primarily due to the decrease in leasing fees. The increase in general and administrative expense was due to moderate increases in a variety of expenses rather than to a single significant item.

            The 1994 income from hotel operations of $1,260,000 increased by 2% from the 1993 income of $1,232,000. During 1994, the hotel had an occupancy rate of 81% representing a decrease of 1.5% from 1993; however, there was a slight increase in the average room rate. The decrease in occupancy also contributed to a 10% decrease in food and beverage sales. The decrease in occupancy was caused by the disruption from major renovations performed at the hotel during the first six months of 1994.

            The ASA lease restructuring had a very beneficial effect on the Partnership's income and cash flow in 1995, it will be even more beneficial in 1996 as a result of the full amortization of the mortgage loan on that property in March 1996. Rental payments will be $3,451,000 before any reductions for any rents on space vacated by ASA. The ASA agreement ends in June 1997 and although the Partnership has already been successful in remarketing some of the space already vacated by ASA, future cash flow from this property cannot be expected to rise to the level that will be received in 1996. Beginning on May 1, 1995, approximately 35% of the leaseable space at the ASA property will be occupied by the United States Postal Service (the "Postal Service"). The Partnership's share of annual rentals will be $479,000. The Postal Service lease is not a net lease and ASA will be entitled to one-third of rents, net of landlord costs, through the end of its lease term. Accordingly, the net cash flow which will be provided from the Postal Service lease will vary based on the level of operating costs incurred by the Partnership. A rental increase, effective February 1, 1996, on the Furon Company ("Furon") lease will increase annual cash flow by $15,700. Future cash flow will also be affected by changes in interest rates as the Partnership's note payable of $5,102,000 is a variable rate obligation and, therefore, interest expense on the note will increase or decrease based on any changes in the interest rate environment during the year. In addition, cash flow and the results of operations will be affected by whether the Partnership can sustain the level of earnings achieved by the Partnership's hotel operation in 1995.

            Because of the long-term nature of the Partnership's net leases, inflation and changing prices should not unfavorably affect the Partnership's revenues and net income or have an impact on the continuing operations of the Partnership's properties. Most of the Partnership's net leases have rent increases based on formulas indexed to increases in the Consumer Price Index ("CPI") or other periodic mandated increases which should increase revenues from these leases in the future. As the rate of inflation has been moderate in recent years, the Partnership believes that hotel operations may not be significantly impacted by changing prices. In addition, Management believes that reasonable increases in hotel operating costs may be partially or entirely offset by increases in room rates. Future rent increases may be affected by changes in the method of the calculation of the CPI. Although there are indications that there may be legislation which considers changes to the CPI methodology, the Partnership cannot predict the outcome of any proposed changes relating to the CPI formula.

       Financial Condition
       -------------------

            Other than a hotel property located in New Orleans, one vacant property and the Postal Service lease, the Partnership's properties are leased to corporate tenants under long-term net leases which generally require tenants to pay all operating expenses relating to the leased properties. The Partnership depends on relatively stable or increasing cash flow from its properties to service its debt, fund distributions and maintain adequate cash reserves. Cash reserves are maintained to fund major outlays such as capital improvements and balloon payments on its mortgage debt. As a result of assuming the operations of the hotel business and entering into a lease which requires the Partnership to pay certain operating costs, the cash flow of the Partnership may be subject to greater variations than the Partnership would experience if the same properties were net leased. In addition to using its cash from operations and cash reserves to pay scheduled principal payments on its mortgage debt and distributions to its partners, the Partnership has funded improvements at its hotel property and has actively sought refinancing opportunities to take advantage of lower interest rates when possible. The Partnership's cash and cash equivalents at December 31, 1995 increased to $5,119,000.

            Cash flow from operating activities when combined with distributions received from the operating activities of equity investees totalled $10,554,000 and was sufficient to fund distributions to partners of $6,414,000, scheduled mortgage principal payments of $3,358,000 and $164,000 of capital additions at the Partnership's hotel property in Kenner, Louisiana. The Partnership's hotel maintains a reserve account for the replacement of furniture, fixtures and equipment at the hotel which is funded with 5% of hotel revenues. The Partnership does not anticipate utilizing any funds in excess of the amount reserved to fund replacements of furniture, fixtures and equipment within the next year. The reserve is included in other assets in the accompanying Financial Statements.

            In 1995, the Partnership's investing activities consisted primarily of funding improvements and replacement of furniture, fixtures and equipment at its hotel property, which are needed in order to stay competitive. Major renovations at the hotel were completed in 1994, and the Partnership will not be required to make additional improvements to comply with the Holiday Inn core modernization plan. The Partnership does not anticipate funding any improvements, other than replacements funded from the aforementioned reserve, at the hotel property over the next several years. The Partnership has an obligation to fund tenant improvements of $398,000 in connection with the execution of the Postal Service lease.

            The Partnership's financing activities consist primarily of utilizing the cash flow from operations to pay distributions and meet scheduled principal payment obligations. In connection with the ASA lease modification agreement, the mortgage loan on the ASA property was modified so that the mortgage loan fully amortizes in March 1996. Accordingly, the rate of scheduled payments of mortgage principal other than balloon payments, is expected to decrease.

            In the case of limited recourse mortgage financing which does not fully amortize over its term, the Partnership would be responsible for the balloon payment required, but only to the extent of its interest in the encumbered property since the holder of each such obligation has recourse only to the property collateralizing such debt. The Partnership could refinance the loans, restructure the debt with existing lenders, evaluate its ability to satisfy the loan from existing cash reserves or sell the property and use the proceeds to satisfy the mortgage debt. In 1997, a balloon payment of approximately $1,500,000 will be due on one of the ASG properties and the loan on the Furon properties may come due if the lender does not extend the loan. The Partnership expects the extension of the Furon loan to occur. In the event that the Furon loan is not extended, the Partnership believes that it can be refinanced without difficulty as the Furon lease has a term of more than 10 years remaining. A balloon payment of $3,900,000 on a mortgage loan on one of the ASG properties matured in March 1996 and the obligation is recourse to the assets of the Partnership. The Partnership has entered into discussion with the mortgage lender which holds the mortgage on the other ASG mortgage loan to refinance the matured loan and to extend the maturity on the other loan that it holds. While Management believes the prospects for completing the refinancing and extension are good, it will be affected by whether ASG and the Partnership make progress in negotiating a settlement of their dispute. The Partnership's note payable of $5,102,000 is scheduled to mature in 1999.

            A number of the Partnership's leases provide purchase options, generally at the greater of fair market value as encumbered by the lease or the Partnership's cost of acquiring the property. A sublessee of two of the Furon properties has notified the Partnership of its intention to purchase its subleased properties in 1996. If the sale of the subleased properties is completed, the Partnership would receive no less than $440,000 before costs; however, the Partnership may be required to use a portion of any proceeds to partially prepay the Furon mortgage loan. In 1998, the purchase options on the properties leased to Sybron Acquisition Company, Mayfair Molded Products Corporation and High Voltage Engineering Company will be exercisable by the lessees at the greater of (i) fair market value as encumbered by the lease or
  (ii) the Partnership's acquisition cost. In the event that these options were exercised, the Partnership would receive at least $19,900,000 (based on the minimum purchase option price, net of amounts needed to pay the mortgage loans). If all the options are exercised, annual cash flow would decrease by $2,588,000. The Partnership has not received any indication from any of these lessees as to whether they intend to exercise their options. The lessee of a hotel property in Topeka, Kansas may exercise a purchase option at any time during its lease term; the option price would be based on the cash flow of the operations of the hotel. The Partnership is required to offer any net proceeds from the sale of any Partnership property to the holder of the note payable as a partial repayment on such note. To date, the lender has declined to apply any sales proceeds realized by the Partnership as a reduction of the loan obligation.

            In connection with the purchase of its properties, the Partnership required sellers of such properties to perform environmental reviews. Management believes, based on the results of such reviews, that the Partnership's properties were in substantial compliance with Federal and state environmental statutes at the time the properties were acquired. However, portions of certain properties have been subject to a limited degree of contamination, principally in connection with leakage from underground storage tanks or surface spills. In most instances where contamination has been identified, tenants are actively engaged in the remediation process and addressing identified conditions. Tenants are generally subject to envirnomental statutes and regulations regarding the discharge of hazardous materials and any related remediation obligations. In addition, the Partnership's leases generally require tenants to indemnify the Partnership from all liabilities and losses related to the leased properties with provisions of such indemnification specifically addressing environmental matters. Accordingly, Management believes that the ultimate resolution of environmental matters will not have a material adverse effect on the Partnership's financial condition, liquidity or results of operations.

            Effective January 1, 1995, the Partnership adopted the provisions of Statement of Financial Accounting Standards No. 121 - Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of ("SFAS 121"). Pursuant to SFAS 121, the Partnership assesses the recoverability of its real estate assets, including residual interests, based on projections of cash flows over the life of such assets. In the event that such cash flows are insufficient, the assets are adjusted to their estimated net realizable value. The adoption of SFAS 121 did not have a material effect on the Partnership's financial condition or results of operations.

                       REPORT of INDEPENDENT ACCOUNTANTS

To the Partners of
  Corporate Property Associates 8, L.P.:

     We have audited the accompanying balance sheets of Corporate Property Associates 8, L.P., a Delaware limited partnership, as of December 31, 1994 and 1995, and the related statements of income, partners' capital, and cash flows for each of the three years in the period ended December 31, 1995. We have also audited the financial statement schedule included on pages 21 to 24 of this Annual Report. These financial statements and financial statement schedule are the responsibility of the General Partners. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the General Partners, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Corporate Property Associates 8, L.P., a Delaware limited partnership, as of December 31, 1994 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. In addition, in our opinion, the Schedule of Real Estate and Accumulated Depreciation as of December 31, 1995, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the financial information required to be included therein pursuant to Securities and Exchange Commission Regulation S-X Rule 12-28.

                                                    /s/ Coopers & Lybrand L.L.P.

New York, New York
March 22, 1996

                    CORPORATE PROPERTY ASSOCIATES 8, L.P.,
                        a Delaware limited partnership

                                BALANCE SHEETS

                          December 31, 1994 and 1995


                                                     1994           1995
                                                 -------------  -------------
 ASSETS:
Real estate leased to others:
 Accounted for under the
operating method:
Land                                             $ 17,335,547   $ 16,215,476
Buildings                                          46,383,444     42,873,222
                                                 ------------   ------------
                                                   63,718,991     59,088,698
Accumulated depreciation                            8,219,855      8,945,959
                                                 ------------   ------------
                                                   55,499,136     50,142,739
 Net investment in direct financing leases         43,197,376     47,095,414
                                                 ------------   ------------
Real estate leased to others                       98,696,512     97,238,153
Equity investments                                  1,579,831      1,234,480
Operating real estate, net of accumulated
 depreciation of $986,315 in 1994 and
 $1,440,459 in 1995                                 9,510,155      9,219,763
Cash and cash equivalents                           4,680,685      5,119,385
Accrued interest and rents receivable                 137,901        378,096
Other assets, net of accumulated amortization
 of $81,543 in 1994 and $118,651 in 1995            1,717,542      1,699,830
                                                 ------------   ------------
Total assets                                     $116,322,626   $114,889,707
                                                 ============   ============

 LIABILITIES:
Mortgage notes payable                           $ 56,043,833   $ 52,685,656
Note payable                                        5,102,144      5,102,144
Accrued interest payable                              610,562        610,754
Accounts payable and accrued expenses                 393,344        522,575
Accounts payable to affiliates                         71,425        127,994
Security deposits                                     232,830        264,312
Prepaid and deferred rental income                    788,078        751,634
                                                 ------------   ------------
Total liabilities                                  63,242,216     60,065,069
                                                 ------------   ------------

Commitments and contingencies

 PARTNERS' CAPITAL:
General Partners                                     (605,304)      (412,915)
Limited Partners (67,749 and 67,582 Limited
 Partnership Units issued and outstanding
 at December 31, 1994 and 1995)                    53,685,714     55,237,553
                                                 ------------   ------------
Total partners' capital                            53,080,410     54,824,638
                                                 ------------   ------------
Total liabilities and
partners' capital                                $116,322,626   $114,889,707
                                                 ============   ============

  The accompanying notes are an integral part of the financial statements.

                    CORPORATE PROPERTY ASSOCIATES 8, L.P.,
                        a Delaware limited partnership

                             STATEMENTS of INCOME

             For the years ended December 31, 1993, 1994 and 1995


                                                       1993          1994          1995
                                                   ------------  ------------  ------------
Revenues:
   Rental income                                    $ 7,434,172  $ 8,495,117   $ 8,979,476
   Interest income from direct financing leases       5,559,936    5,635,602     6,244,145
   Other interest income                                109,670      184,936       229,928
   Revenue of hotel operations                        3,696,161    3,615,727     4,432,735
   Other income                                       1,260,642      873,387
                                                    -----------  -----------   -----------
                                                     18,060,581   18,804,769    19,886,284
                                                    -----------  -----------   -----------
Expenses:
   Interest                                           6,737,293    6,266,275     5,799,127
   Depreciation                                       1,935,624    1,997,946     1,912,503
   General and administrative                           427,751      488,110       576,717
   Property expenses                                    547,398      461,623       381,606
   Amortization                                          26,691       35,555        37,108
   Operating expense of hotel operations              2,463,667    2,355,576     2,779,039
   Writedown to net realizable value                    685,644    1,104,219
                                                    -----------  -----------   -----------
                                                     12,824,068   12,709,304    11,486,100
                                                    -----------  -----------   -----------

   Income before income (loss) from equity
investments and extraordinary charge
on extinguishment of debt                             5,236,513    6,095,465     8,400,184

Income (loss) from equity investments                    21,111      (83,436)      (62,359)
                                                    -----------  -----------   -----------

Income before extraordinary charge                    5,257,624    6,012,029     8,337,825

   Extraordinary charge on extinguishment
      of debt                                                        120,000
                                                    -----------  -----------   -----------

Net income                                          $ 5,257,624  $ 5,892,029   $ 8,337,825
                                                    ===========  ===========   ===========

Net income allocated to:
   Individual General Partner                       $    52,576  $    58,920   $    83,378
                                                    ===========  ===========   ===========

   Corporate General Partner                        $   473,186  $   530,283   $   750,405
                                                    ===========  ===========   ===========

   Limited Partners                                 $ 4,731,862  $ 5,302,826   $ 7,504,042
                                                    ===========  ===========   ===========

Net income per Unit
 (67,749 Limited Partnership Units
 outstanding in 1993 and 1994 and
 67,645 weighted average Units
 outstanding in 1995):
  Income before extraordinary item                       $69.84       $79.86       $110.93
  Extraordinary item                                                   (1.59)
                                                    -----------  -----------   -----------
                                                         $69.84       $78.27       $110.93
                                                    ===========  ===========   ===========

  The accompanying notes are an integral part of the financial statements.

                    CORPORATE PROPERTY ASSOCIATES 8, L.P.,
                        a Delaware limited partnership

                        STATEMENTS of PARTNERS' CAPITAL

             For the years ended December 31, 1993, 1994 and 1995



                                           Partners' Capital Accounts
                            ---------------------------------------------------
                                                                     Limited
                                                                     Partners'
                                           General   Limited         Amount Per
                               Total       Partners  Partners         Unit (a)
                            -----------  ----------- -----------   ------------

Balance, December 31, 1992  $54,616,441   $(451,700) $55,068,141     $813

Distributions                (6,327,785)   (632,778)  (5,695,007)     (84)

Net income, 1993              5,257,624     525,762    4,731,862       70
                            -----------    --------- -----------      ----

Balance, December 31, 1993   53,546,280    (558,716)  54,104,996      799

Distributions                (6,357,899)   (635,791)  (5,722,108)     (84)

Net income, 1994              5,892,029     589,203    5,302,826       78
                            -----------    --------- -----------      ----

Balance, December 31, 1994   53,080,410    (605,304)  53,685,714      793

Purchase of Limited
 Partnership Units             (179,670)                (179,670)      (3)

Distributions                (6,413,927)   (641,394)  (5,772,533)     (85)

Net income, 1995              8,337,825     833,783    7,504,042      111
                            -----------   ---------  -----------     ----

Balance, December 31, 1995  $54,824,638   $(412,915) $55,237,553     $816
                            ===========   =========  ===========     ====

(a) Based on weighted average Units issued and outstanding.



   The accompanying notes are an integral part of the financial statements.

                    CORPORATE PROPERTY ASSOCIATES 8, L.P.,
                        a Delaware limited partnership

                           STATEMENTS of CASH FLOWS

             For the years ended December 31, 1993, 1994 and 1995

                                                        1993          1994          1995
                                                    ------------  ------------  ------------
Cash flows from operating activities:
 Net income                                         $ 5,257,624   $ 5,892,029   $ 8,337,825
 Adjustments to reconcile net income to
  net cash provided by operating activities:
  Depreciation and amortization                       1,962,315     2,033,501     1,949,611
  Cash receipts on operating leases (less than)
   greater than income recognized                      (183,986)      (30,116)      274,471
  Loss from equity investments                                         83,436        62,359
  Notes received in settlement                                        (22,017)
  Restructuring fees received                           409,259     1,227,779
  Deferred rental income recognized on
   disposition of properties                                         (835,636)
  Writedown to net realizable value                     685,644     1,104,219
  Extraordinary charge on extinguishment of debt                      120,000
  Net change in operating assets and liabilities        245,988      (945,759)     (353,032)
                                                    -----------   -----------   -----------
    Net cash provided by operating activities         8,376,844     8,627,436    10,271,234
                                                    -----------   -----------   -----------

Cash flows from investing activities:
 Distributions from equity investments in excess
  of equity income or loss                              253,858       289,805       282,992
 Additional capitalized costs                          (121,213)     (977,868)     (163,752)
 Capital contribution to limited partnership               (595)
 Proceeds from sales of real estate                                 1,287,454
                                                    -----------   -----------   -----------
    Net cash provided by investing activities           132,050       599,391       119,240
                                                    -----------   -----------   -----------

Cash flows from financing activities:
 Distributions to partners                           (6,327,785)   (6,357,899)   (6,413,927)
 Purchase of Limited Partnership Units                                             (179,670)
 Proceeds from mortgages and note payable             5,102,144     5,000,000
 Prepayment of mortgage payable                      (5,904,982)   (5,771,250)
 Deferred financing costs                              (148,717)      (28,997)
 Payment of mortgage principal                         (457,058)     (969,439)   (3,358,177)
 Payment made on extinguishment of debt                              (120,000)
                                                    -----------   -----------   -----------
    Net cash used in financing activities            (7,736,398)   (8,247,585)   (9,951,774)
                                                    -----------   -----------   -----------
    Net increase in cash
     and cash equivalents                               772,496       979,242       438,700

Cash and cash equivalents, beginning of year          2,928,947     3,701,443     4,680,685
                                                    -----------   -----------   -----------
    Cash and cash equivalents, end of year          $ 3,701,443   $ 4,680,685   $ 5,119,385
                                                    ===========   ===========   ===========

  The accompanying notes are an integral part of the financial statements.

                    CORPORATE PROPERTY ASSOCIATES 8, L.P.,
                        a Delaware limited partnership

                         NOTES to FINANCIAL STATEMENTS


  1.  Summary of Significant Accounting Policies:
      ------------------------------------------

       Use of Estimates:
       ----------------

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


       Real Estate Leased to Others:
       ----------------------------

        Real estate is leased to others on a net lease basis, whereby the tenant is generally responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance, repairs, renewals and improvements.

        The Partnership diversifies its real estate investments among various corporate tenants engaged in different industries and by property type throughout the United States.

        The leases are accounted for under either the direct financing or operating methods. Such methods are described below:

              Direct financing method - Leases accounted for under the direct
              -----------------------
              financing method are recorded at their net investment
              (Note 5). Unearned income is deferred and amortized to income over the lease terms so as to produce a constant periodic rate of return on Corporate Property Associates 8, L.P.'s (the "Partnership") net investment in the lease.

              Operating method - Real estate is recorded at cost, revenue is
              ----------------
              recognized as rentals are earned and expenses (including depreciation) are charged to operations as incurred. When scheduled rentals vary during the lease term, income is recognized on a straight-line basis so as to produce a constant periodic rent.

        Substantially all of the Partnership's leases provide for either scheduled rent increases, increases based on increases to the Consumer Price Index or Producer Price Index or sales overrides.


       Operating Real Estate:
       ---------------------

        Land, building and personal property are carried at cost. Major renewals and improvements are capitalized to the property accounts, while replacements, maintenance and repairs which do not improve or extend the lives of the respective assets are expensed currently.
  totalled

            Long-Lived Assets:
            -----------------

        Effective January 1, 1995, the Partnership adopted the provisions of Statement of Financial Accounting Standards No. 121 -
         Accounting for the Impairment of Long-Lived Assets and Long-
         Lived Assets to Be Disposed Of ("SFAS 121").  Pursuant to
         SFAS 121, the Partnership assesses the recoverability of its real estate assets, including residual interests, based on projections of cash flows over the life of such assets. In the event that such cash flows are insufficient, the assets are adjusted to their estimated net realizable value. The adoption of SFAS 121 did not have a material effect on the Partership's financial condition or results of operations.


       Depreciation:
       ------------

        Depreciation is computed using the straight-line method over the estimated useful lives of the properties - 5 to 30 years.


       Cash Equivalents:
       ----------------

        The Partnership considers all short-term, highly liquid investments that are both readily convertible to cash and have a maturity of generally three months or less at the time of purchase to be cash equivalents. Items classified as cash equivalents include commercial paper and money market

                    CORPORATE PROPERTY ASSOCIATES 8, L.P.,
                        a Delaware limited partnership

                   NOTES to FINANCIAL STATEMENTS, Continued


          funds. Substantially all of the Partnership's cash and cash equivalents at December 31, 1994 and 1995 were held in the custody of three financial institutions.

       Equity Investments:
       ------------------

        The Partnership's 50% interests in a joint venture and a limited partnership are accounted for under the equity method, i.e. at cost, increased or decreased by the Partnership's share of earnings or losses, less distributions.


       Other Assets:
       ------------

        Included in other assets are deferred rental income, deferred charges and a furniture, fixture and equipment reserve for the hotel property. Deferred rental income is the aggregate difference for operating method leases between scheduled rents which vary during the lease term and income recognized on a straight-line basis. Deferred charges are costs incurred in connection with mortgage note financings and refinancings and are deferred and amortized on a straight-line basis over the terms of the mortgages.


       Deferred Rental Income:
       ----------------------

        Deferred rental income recognized in connection with the amendment of one of the Partnership's leases, is being amortized on a straight-line basis from the date of the amendment through the end of the initial term of the lease (20.5 years).


       Income Taxes:
       ------------

        A partnership is not liable for income taxes as each partner recognizes his proportionate share of the partnership income or loss in his tax return. Accordingly, no provision for income taxes is recognized for financial statement purposes.


       Reclassifications:
       -----------------

        Certain 1993 and 1994 amounts have been reclassified to conform to the 1995 financial statement presentation.


  2.      Partnership Agreement:
          ---------------------

        The Partnership was organized on October 20, 1987 under the Delaware
          Revised Uniform Limited Partnership Act for the purpose of engaging in the business of investing in and owning industrial and commercial real estate. The Corporate General Partner purchased 100 Limited Partnership Units in connection with the Partnership's public offering. The Partnership will terminate on December 31, 2011, or sooner, in accordance with the terms of the Amended Agreement of Limited Partnership (the "Agreement").


        The Agreement provides that the General Partners are allocated 10% (1% to the Individual General Partner, William P. Carey, and 9% to the Corporate General Partner, Eighth Carey Corporate Property ("Carey Property")) and the Limited Partners are allocated 90% of the profits and losses as well as distributions of Distributable Cash From Operations, as defined. The partners are also entitled to receive net proceeds from the sale of the Partnership properties as defined in the Agreement. An affiliate of the General Partners may be entitled to receive incentive fees during the liquidation stage of the Partnership. A division of W.P. Carey & Co., Inc. ("W.P. Carey"), an affiliate, is engaged in the real estate brokerage business. The Partnership may sell properties through the division and pay subordinated real estate commissions as provided in the Agreement.
          The division could ultimately earn up to approximately $39,000 of real estate commissions due to the sale of properties in 1994, which amount will be retained by the Partnership unless the subordination provisions of the Agreement are satisfied.

                    CORPORATE PROPERTY ASSOCIATES 8, L.P.,
                        a Delaware limited partnership

                   NOTES to FINANCIAL STATEMENTS, Continued



  3.      Transactions with Related Parties:
          ---------------------------------

        Under the Agreement, Carey Property is entitled to receive a property leasing fee and reimbursement of certain expenses incurred in connection with the Partnership's operations. General and administrative expense reimbursements consist primarily of the actual cost of personnel needed in providing administrative services necessary to the operation of the Partnership. Property leasing fee and general and administrative expense reimbursements are summarized as follows:

                                                 1993      1994      1995
                                               --------  --------  --------

                 Property leasing fee          $371,564  $199,664  $ 26,777
                 General and administrative
                   expense reimbursements        76,676   101,761    87,856
                                               --------  --------  --------
                                               $448,240  $301,425  $114,633
                                               ========  ========  ========


        In 1993, 1994 and 1995, fees aggregating $50,077, $86,196 and $69,691, respectively, were incurred for legal services performed by a firm in which the Secretary of the Corporate General Partner and other affiliates is a partner of such firm.

        The Partnership is a participant in an agreement with W.P. Carey and other affiliates for the purpose of leasing office space used for the administration of real estate entities and W.P. Carey and for sharing the associated costs. Pursuant to the terms of the agreement, the Partnership's share of rental, occupancy and leasehold improvement costs is based on adjusted gross revenues, as defined. Net expenses incurred in 1993, 1994 and 1995 were $76,234, $88,753 and $145,341 respectively. The increase in 1995 expenses is due in part to nonrecurring costs incurred in connection with the relocation of the Partnership's offices.

        The Partnership's ownership interests in certain properties are jointly held with affiliated entities. The interests are held as tenants-in-common and joint venture interests with such interests ranging from 20% to 75.26%. The Partnership accounts for its assets and liabilities relating to tenants-in-common interests on a proportional basis.



  4.  Real Estate Leased to Others Accounted for Under the Operating
      --------------------------------------------------------------
      Method and Operating Real Estate:
      --------------------------------

      A.  Real Estate Leased to Others:
          ----------------------------

        The scheduled minimum future rentals, exclusive of renewals, under noncancellable operating leases amount to approximately
          $8,719,000 in 1996, $6,911,000 in 1997, $5,157,000 in 1998,
          $5,151,000 in 1999, $5,145,000 in 2000 and aggregate
          approximately $75,896,000 through 2014.

        Contingent rent was approximately $222,000 in 1994 and $497,000 in 1995.
          There were no contingent rentals in 1993.

                    CORPORATE PROPERTY ASSOCIATES 8, L.P.,
                        a Delaware limited partnership

                   NOTES to FINANCIAL STATEMENTS, Continued


      B. Operating Real Estate:
         ---------------------

        Operating real estate, at cost, is summarized as follows:

                                                      December 31,
                                                ------------------------
                                                   1994         1995
                                                -----------  -----------
              Land                              $ 1,717,967  $ 1,717,967
              Building                            7,376,728    7,520,834
              Personal property                   1,401,775    1,421,421
                                                -----------  -----------
                                                 10,496,470   10,660,222
              Less: Accumulated depreciation        986,315    1,440,459
                                                -----------  -----------
                                                $ 9,510,155  $ 9,219,763
                                                ===========  ===========

   5.    Net Investment in Direct Financing Leases:
         -----------------------------------------

           Net investment in direct financing leases is summarized as follows:
                                                     December 31,
                                                ------------------------
                                                   1994         1995
                                                -----------  -----------
              Minimum lease payments
                receivable                      $ 99,127,555  $105,522,285
              Unguaranteed residual value         43,197,376    47,095,414
                                                ------------  ------------
                                                 142,324,931   152,617,699
              Less, Unearned income               99,127,555   105,522,285
                                                ------------  ------------
                                                $ 43,197,376  $ 47,095,414
                                                ============  ============

           The scheduled minimum future rentals, exclusive of renewals, under noncancellable direct financing leases amount to approximately $5,996,000 in each of the years 1996 to 2000 and aggregate approximately $105,522,000 through 2014.

           Contingent rent in 1995 was approximately $415,000. There were no contingent rents in 1993 and 1994.

  6.      Mortgage Notes Payable and Note Payable:
          ---------------------------------------

      A.  Mortgage Notes Payable:
          ----------------------

        Mortgage notes payable are collateralized by the lease assignments and by real property with a carrying amount of approximately $106,094,000 before accumulated depreciation. Other than one mortgage loan of $3,901,431 which is recourse to the assets of the Partnership, the mortgage loans are limited recourse obligations of the Partnership.
          As of December 31, 1995, mortgage notes payable bear interest at rates varying from 7.16% to 11.85% per annum and mature from 1996 to 2010.

        Scheduled principal payments during each of the next five years following December 31, 1995 are as follows:

Year Ending December 31,
- ------------------------
       1996                       $ 5,463,663
       1997                         6,997,836
       1998                         4,662,277
       1999                        20,632,530
       2000                         2,956,843
       Thereafter                  11,972,507
                                  -----------
         Total                    $52,685,656
                                  ===========

                    CORPORATE PROPERTY ASSOCIATES 8, L.P.,
                        a Delaware limited partnership

                   NOTES to FINANCIAL STATEMENTS, Continued


        In addition, the Partnership's proportionate share of the balance of mortgage notes payable on properties leased to General
           Electric Company and Hotel Corporation of America and accounted for under the equity method was $1,729,144 and $4,316,837, respectively, at December 31, 1995 (see Note 10).

    B.  Note Payable:
        ------------

        The $5,102,144 note payable is a recourse obligation of the Partnership and provides for quarterly payments of interest at a variable rate of the London Inter-Bank Offered Rate plus 4.25% per annum (9.9% at December 31, 1995). The note payable matures in July 1999, at which time a balloon payment for the entire outstanding principal balance will be due.

        Covenants under the note payable restrict the Partnership from incurring additional debt; however, new limited recourse mortgage financing may be obtained for the purpose of replacing existing mortgage debt. The Partnership must maintain a net worth of $20,000,000, aggregate appraised property value of $15,000,000 and a ratio of operating cash flow to debt service on the note payable of from 3:1 to 3.4:1 over the term of the loan. The Partnership is in compliance with such terms at December 31, 1995. In addition, the Partnership must offer the lender the proceeds of any asset disposition as a loan prepayment. Under limited circumstances, the Partnership may prepay the loan in whole or in part.

        Interest paid was $6,809,511, $6,189,016 and $5,798,935 in 1993, 1994 and 1995, respectively.

   7.    Distributions to Partners:
         --------------------------

           Distributions are declared and paid to partners quarterly and are summarized as follows:

                                                                  Limited
Year Ending      Distributions Paid to  Distributions Paid to  Partners' Per
December 31,       General Partners       Limited Partners      Unit Amount
- ---------------  ---------------------  ---------------------  -------------
       1993                   $632,778             $5,695,007         $84.06
                              ========             ==========         ======
       1994                   $635,791             $5,722,108         $84.46
                              ========             ==========         ======
       1995                   $641,394             $5,772,533         $85.31
                              ========             ==========         ======

         Distributions of $162,422 to the General Partners and $1,461,799 to the Limited Partners for the quarter ended December 31, 1995 were declared and paid in January 1996.

  8.  Income for Federal Tax Purposes:
      -------------------------------

        Income for financial statement purposes differs from income for Federal income tax purposes because of the difference in the treatment of certain items for income tax purposes and financial statement purposes. A reconciliation of the accounting differences is as follows:

                                                  1993          1994          1995
                                              ------------  ------------  ------------
       Net income per Statements of Income    $ 5,257,624   $ 5,892,029   $ 8,337,825
     Writedown to net realizable value            685,644     1,104,219
     Excess tax depreciation                   (1,017,451)     (906,755)   (1,335,846)
     Other                                        134,719    (1,524,377)      473,199
                                              -----------   -----------   -----------
     Income for Federal
       income tax purposes                    $ 5,060,536   $ 4,565,116   $ 7,475,178
                                              ===========   ===========   ===========

                    CORPORATE PROPERTY ASSOCIATES 8, L.P.,
                        a Delaware limited partnership

                   NOTES to FINANCIAL STATEMENTS, Continued



  9.  Industry Segment Information:
      ----------------------------

        The Partnership's operations consist of the investment in and the leasing of industrial and commercial real estate and the operation of a hotel business.

        In 1993, 1994 and 1995, the Partnership earned its total leasing revenues (rental income plus interest income from financing leases) from the following lease obligors:


                                             1993       %       1994       %       1995       %
                                          -----------  ----  -----------  ----  -----------  ----
   Advanced System Applications, Inc.     $ 1,403,291   11%  $ 2,258,692   16%  $ 3,114,091   21%
   Sybron Acquisition Company               2,166,886   17     2,491,920   18     2,491,920   17
   Dr Pepper Bottling Company
     of Texas                               1,957,333   15     1,999,000   14     1,999,000   13
   ASG Acquisition Corporation/
     American Signature                     1,270,194   10     1,332,653    9     1,400,166    9
   High Voltage Engineering
     Corporation                            1,041,881    8     1,140,100    8     1,167,744    8
   Orbital Sciences Corporation               896,186    7       916,484    6       977,378    6
   Furon Company                              820,991    6       819,443    6       819,443    5
   Stationers Distributing
     Company, Inc.                            523,600    4       635,283    5       769,625    5
   Detroit Diesel Corporation                 754,200    6       699,024    5       699,114    5
   AutoZone, Inc.                             535,358    4       526,781    4       529,748    3
   NVRyan L.P.                                920,036    7       528,391    4       495,518    3
   Mayfair Molded Products Corporation        460,755    4       460,755    3       460,755    3
   Winn-Dixie Montgomery, Inc.                134,500    1       134,500    1       134,500    1
   Other lease obligors                        54,897            131,218    1       107,919    1
   Federal Express Corporation                 54,000             56,475             56,700
                                          -----------  ---   -----------  ---   -----------  ---
                                          $12,994,108  100%  $14,130,719  100%  $15,223,621  100%
                                          ===========  ===   ===========  ===   ===========  ===


        Summarized operating results of the Partnership's share of the hotel operation are as follows:

                                                            1993          1994          1995
                                                        ------------  ------------  ------------
    Revenues                                            $ 3,696,161   $ 3,615,727   $ 4,432,735
    Fees paid to hotel management company                  (103,245)     (101,154)     (130,293)
    Other operating expenses                             (2,360,422)   (2,254,422)   (2,648,746)
                                                        -----------   -----------   -----------
    Partnership's interest in hotel operating income    $ 1,232,494   $ 1,260,151   $ 1,653,696
                                                        ===========   ===========   ===========


                    CORPORATE PROPERTY ASSOCIATES 8, L.P.,
                        a Delaware limited partnership

                   NOTES to FINANCIAL STATEMENTS, Continued



  10. Equity Investments:
      ------------------

        The Partnership owns a 50% equity interest in CPA(R):8-CPA(R):9 Joint
          Venture I ("GE") with Corporate Property Associates 9, L.P. ("CPA(R):9"), an affiliate, and a 50% interest in Carey Topeka Associates, L.P. ("HCA") with Corporate Property Associates 7 ("CPA(R):7"), an affiliate. GE owns land and a building located in King of Prussia, Pennsylvania, leased to General Electric Company. HCA owns a leasehold interest in a hotel property in Topeka, Kansas subleased to the Hotel Corporation of America. HCA purchased the leasehold interest in September 1993. Summarized combined financial information of GE and HCA is as follows:

(In thousands)
                                                          December 31,
                                                         1994      1995
                                                      -------   -------

Assets, net of accumulated depreciation
 and amortization                                     $15,595   $14,682
Liabilities                                            12,434    12,211
Capital                                                 3,161     2,471


Year Ended December 31,
                                            1993 (1)     1994      1995
                                           --------   -------   -------

Revenues                                   $    942   $ 1,575   $ 1,597
Expenses                                        900     1,740     1,721
Net income (loss)                                42      (165)     (124)


(1) Includes the results of operations for HCA for the period from inception (September 27, 1993) to December 31, 1993.



        The Partnership's share of GE and HCA scheduled future minimum rentals, exclusive of renewals, under its noncancellable operating lease are approximately $885,000 in 1996, $905,000 in 1997,
           $692,000 in 1998, $421,000 in 1999 and $540,000 in 2000 and
           aggregate approximately $4,608,000 through 2003.

        The Partnership's share of scheduled principal payments on the GE and HCA mortgage loans for the five years following December 31, 1995 are approximately $108,000 in 1996, $117,000 in 1997, $1,739,000 in 1998,
           $93,000 in 1999, $100,461 in 2000 and $3,889,000, thereafter.

                    CORPORATE PROPERTY ASSOCIATES 8, L.P.,
                        a Delaware limited partnership

                   NOTES to FINANCIAL STATEMENTS, Continued



  11.     Properties Formerly Leased to NVRyan L.P.:
          -----------------------------------------

        Pursuant to a restructuring agreement with NVRyan L.P. ("NVRyan") in September 1993, which was reached in connection with the confirmation by the Bankruptcy Court of NVRyan's reorganization plan, NVRyan was permitted to sever four properties from its lease in exchange for restructuring fees of $2,600,000 (of which the Partnership's share is $1,637,038). All restructuring payments have been received, and for financial reporting purposes the fees have been deferred and are being amortized into income over the remaining term of the NVRyan lease. $835,636 of such deferred fees were recognized in 1994 in connection with the sale of the two properties described below.

        In August 1994, the Partnership and CPA(R):7 sold the vacant Jefferson,
          Georgia property for $844,778 (of which the Partnership's share was $531,898), net of costs. No gain or loss was recognized on the sale of the Jefferson, Georgia property as the value of the property was written down to the sales price resulting in a charge of $823,447. In addition, the Partnership and CPA(R):7 sold the property in Plant City, Florida in April 1994 to an NVRyan sublessee for $1,200,000 (of which the Partnership's share was $755,556). No gain or loss was recognized on the sale as the net realizable value of the property was written down to the sales price of the property at December 31, 1993, resulting in a charge of $685,644.

        On June 30, 1994, the Partnership and CPA(R):7 entered into a contract to sell the vacant Fredricksburg, Virginia property for $728,500 (of which the Partnership's share was $458,686), net of costs. Subsequently, the potential buyer withdrew its offer to buy the Fredricksburg, Virginia property. Although the transaction was not consummated, the net realizable value of the Partnership's interest in the property was written down to the anticipated net sales price of $458,686 resulting in a charge of $280,772. The Partnership is currently remarketing the property.

  12.     Properties Leased to ASG Acquisition Corp.:
          ------------------------------------------

        The Partnership owns a 100% interest in a property leased to ASG
          Acquisition Corp. ("ASG") in Olive Branch, Mississippi and owns a 26.43% interest as tenant-in-common with CPA(R):9 in a property leased to Foote & Davies, Inc. ("Foote & Davies"), a wholly-owned subsidiary of ASG, in DeKalb County, Georgia (collectively, the "ASG Properties"). ASG is the guarantor of the Foote & Davies lease obligations. The Partnership and CPA(R):9 assert that during 1992, the assets of ASG and Foote & Davies were transferred to two newly formed operating companies which were subsidiaries of a holding company wholly-owned by Heller Financial, Inc. ("Heller"), a creditor of ASG and Foote & Davies, in lieu of foreclosure. Certain obligations including the lease obligations on the ASG Properties and the guaranty obligations on the Foote & Davies lease were not transferred. The new operating companies continued to operate the acquired businesses at the ASG Properties. As part of the asset transfer, the new operating companies entered into subleases on the ASG Properties; however, such subleases were for a shorter duration than the leases with the Partnership. The Partnership and CPA(R):9 informed the sublessees and Heller that subleases were contrary to the lease terms and, therefore, not permissible. The Partnership's offer to allow the operating companies formed by Heller to assume the original leases and for Heller to provide a guaranty of the lease obligations, was rejected. In connection with this rejection, the Partnership and CPA(R):9 filed suit in the Court of Chancery of the State of Delaware against Heller and the companies which assumed ASG and Foote & Davies business operations in order to protect and uphold the Partnership's and CPA(R):9's rights under the lease. The Partnership and CPA(R):9 have also alleged that the sublease was made with the intent of hindering and defrauding the Partnership and CPA(R):9. The Partnership and CPA(R):9 have entered into discussions with Heller and its affiliates in order to attempt to reach an out-of-court settlement regarding the leases. There is no assurance that a

                    CORPORATE PROPERTY ASSOCIATES 8, L.P.,
                        a Delaware limited partnership

                   NOTES to FINANCIAL STATEMENTS, Continued


          settlement will be reached. Management believes that the ultimate outcome of this suit will not have a material adverse effect on the Partnership's financial condition or results of operations.


  13.     Extraordinary Charge on Extinguishment of Debt:
          ----------------------------------------------

        On June 15, 1990, the Partnership and CPA(R):9 purchased, as tenants-in-common with 20% and 80% interests, respectively, 129 acres of land and six industrial buildings in Detroit and Redford, Michigan for $31,500,000, of which $24,000,000 was financed by a limited recourse mortgage loan, and entered into a net lease with an initial lease term of twenty years with Detroit Diesel Corporation ("Detroit Diesel"). The mortgage loan provided for quarterly interest only payments at an annual rate of 11.28% with payments of principal commencing on December 15, 1995.

        On May 25, 1994, the Partnership and CPA(R):9 prepaid the existing
          $24,000,000 mortgage loan and obtained $25,000,000 of new mortgage financing. The new mortgage loan bears interest at the rate of 7.16% per annum and provided for quarterly interest only payments of $447,500 (of which the Partnership's share is $89,500) until December 15, 1995 at which time quarterly interest and principal payments of $689,601 commenced (of which the Partnership's share is $137,920) and which are payable through June 15, 2010 at which time the loan will be fully amortized. Pursuant to the Detroit Diesel lease, Detroit Diesel was entitled to a rent reduction equal to 70% of any benefit realized from the refinancing of the mortgage loan in exchange for its paying 70% of the costs incurred in connection with any such refinancing other than prepayment premiums. In lieu of paying any refinancing costs, Detroit Diesel consented to allowing the Partnership and CPA(R):9 to refinance the mortgage debt for $1,000,000 in excess of the original mortgage financing and for the Partnership and CPA(R):9 to keep any proceeds which remained after prepaying the original mortgage loan and paying the prepayment premium and the financing costs of the new loan.

        In connection with the refinancing, the Detroit Diesel lease was amended so that rentals under the lease to reflect the above mentioned refinancing benefits. Although gross rents under the lease decreased, while total equity rents (i.e. rent, net of debt service requirements) over the remaining initial term will increase by approximately $2,804,000 (of which the Partnership's share will be approximately $560,000).

        In connection with paying off the original mortgage loan the Partnership incurred an extraordinary charge on the extinguishment of debt as a result of paying a prepayment premium of $120,000 on its $4,800,000 share of such debt. Although the mortgage provided for a premium of 5% of the loan balance, the premium paid by the Partnership and CPA(R):9 represented 2.5% of the loan amount and satisfied the obligation in full.


  14.     Properties Leased to Furon Company:
          ----------------------------------

        In January 1990, the Partnership and CPA(R):9 purchased nine properties as tenants-in-common with 32.28% and 67.72% ownership interests, respectively, and entered into a master lease with Furon Company ("Furon"). In August 1993, the Partnership and CPA(R):9 consented to Furon's sublease of two properties in Liverpool and Twinsburg, Ohio to IER Industries, Inc. ("IER") through July 2007, the end of Furon's initial lease term. In connection with consenting to the

                    CORPORATE PROPERTY ASSOCIATES 8, L.P.,
                        a Delaware limited partnership

                   NOTES to FINANCIAL STATEMENTS, Continued


          sublease, the Partnership granted IER a purchase option on the two subleased properties in consideration for an irrevocable payment of $75,000 (of which the Partnership's share was $24,210). The option could be exercised in June or July 1996 if IER provides notice of its intention to purchase the properties by March 31, 1996. The $75,000 paid in 1993 would be credited to the IER's purchase price for the properties if the option were exercised.

        On February 15, 1996, IER notified the Partnership and CPA(R):9 of its intention to exercise its option on or about July 8, 1996. The sublease provides that the purchase price will be the greater of fair market value determined pursuant to an appraisal process or the sum of
          (i) $1,450,000 and (ii) any prepayment premium resulting from any mandatory prepayment to the lender on the mortgage loan collateralized by the nine Furon properties. As the appraisal process is in its early stages, no determination has yet been made as to fair market value. In the event that the properties are sold, the Partnership's share of Furon's rent will be reduced by $55,290.

  15. Property Leased to Advanced System Applications, Inc.:
      -----------------------------------------------------

        The Partnership and CPA(R):7 own a property in Bloomingdale, Illinois, as tenants-in-common with 66.36% and 33.64% ownership interests, respectively which is leased to Advanced System Applications, Inc. ("ASA"). In July 1994, the Partnership and CPA(R):7 entered into a lease modification agreement with ASA which allows ASA to terminate its lease in June 1997 instead of June 2003. Under the modification agreement, annual rent increased to $5,200,000 (of which the Partnership's share is $3,450,720) from $1,850,000 (of which the Partnership's share was $1,227,660). In consenting to the modification, the mortgage loan payments were substantially increased so that the loan fully amortized on March 1, 1996. Although ASA is obligated to make its lease payments through June 1997, it is in the process of vacating the property. To the extent that the Partnership and CPA(R):7 enter into new leases for any vacated space, ASA is entitled to one-third of all rentals received, net of any landlord costs, during the remaining term of its lease.

        On January 31, 1996, the Partnership and CPA(R):7 entered into a lease with the United States Postal Service (the "Postal Service"). The lease has a 10-year term commencing May 1, 1996 with annual rentals of $722,800 (of which the Partnership's share will be $479,650), increasing to $822,800 after five years. The Partnership and CPA(R):7 retain the obligation to provide maintenance and support services to the lessee. The lease provides for rent escalations in 1998 based on increases in certain operating costs incurred by the Partnership and CPA(R):7. In addition, the Postal Service will reimburse the Partnership and CPA(R): 7 for its pro rata share of real estate taxes. The Postal Service has an option to terminate the lease after five years and right of first refusal on space vacated by ASA.

        The Partnership and CPA(R):7 are obligated to provide the Postal Service a tenant improvement allowance of up to $600,000 (of which the Partnership's share is $398,160).

  16. Disclosures About Fair Value of Financial Instruments:
      -----------------------------------------------------

        The carrying amounts of cash, receivables and accounts payable and accrued expenses approximate fair value because of the short maturity of these items.

        The Partnership estimates that the fair value of mortgage notes payable approximates the carrying amount of such mortgage notes at December 31, 1995. The fair value of debt instruments was evaluated using a discounted cash flow model with discount rates which take into account the credit of the tenants and interest rate risk.

        The Partnership's note payable is a variable rate obligation indexed to the London Inter-Bank Offered Rate. Accordingly, the carrying amount of the note payable approximates fair value as of December 31, 1995.

                    CORPORATE PROPERTY ASSOCIATES 8, L.P.,
                        a Delaware limited partnership
             SCHEDULE of REAL ESTATE and ACCUMULATED DEPRECIATION
                            as of December 31, 1995

                                                                         Costs                        Gross Amount at which Carrie
                                            Initial Cost to Partnership  Capitalized    Decrease In   at Close of Period(c)(d)
                                            ---------------------------  Subsequent     Net           ----------------------------
 Description                 Encumbrances   Land            Buildings    Acquisition(a) Investment(b) Land         Building
 -----------                 ------------   ----            ---------    -------------- ------------- ----         ---------
Operating method:
  Manufacturing facility
  leased to
  ASG
  Acquisition
  Corp./American
  Signature                   $3,901,431     $  899,145      $6,785,855   $      497                    $  899,203      $6,786,294

Land leased to
  AutoZone, Inc.               1,121,154      2,014,722                       46,846   $   (6,176)       2,055,392

Office facility
  leased to
  Advanced System
  Applications, Inc.             967,564        984,786       9,845,253       38,266                       985,521       9,882,784

Land leased to High
  Voltage Engineering
  Corporation                    828,473      1,720,000                        1,601                     1,721,601

Manufacturing facility
  leased to
  Mayfair Molded
  Products Corporation                          793,325       2,456,675        4,356                       794,388       2,459,968

Land leased
  to Sybron
  Acquisition Company            324,209        558,614                        3,218                      561,832          561,832

Manufacturing and office
  facility leased to
  Federal Express
  Corporation                                    47,000         551,000       19,102                      48,504           568,598

Land leased
  to Dr Pepper
  Bottling Company
  of Texas                     2,071,567      3,675,870                      17,433                    3,693,303

Manufacturing facility
  leased to
  ASG Acquisition Corp./
  American Signature           1,702,573        808,500       2,425,500        3,611                     809,403         2,428,208

Manufacturing facility
  leased to
  Furon Company                4,389,795      1,351,811       6,167,025       40,222           (79)    1,358,964         6,200,015

                                                                               Life on which
                                                                                Depreciation
                                                                                 in Latest
                                                                                 Statement
                                               Accumulated                       of Income
     Description                   Total     Depreciation(d)   Date Aquired     is Computed
     -----------                   -----     ---------------   ------------    -------------
  Manufacturing facility
  leased to
  ASG
  Acquisition
  Corp./American
  Signature                     $ 7,685,497     $1,701,518   June 24, 1988     30 yrs.

Land leased to
  AutoZone, Inc.                  2,055,392            N/A   August 24, 1988   N/A

Office facility
  leased to
  Advanced System                                            September 29,
  Applications, Inc.             10,868,305      2,389,689     1988            30 yrs.

Land leased to High
  Voltage Engineering                                        November 10,
  Corporation                     1,721,601            N/A     1988            N/A

Manufacturing facility
  leased to
  Mayfair Molded                                             December 8,
  Products Corporation            3,254,356        579,366     1988            30 yrs.

Land leased
  to Sybron                                                  December 21,
  Acquisition Company               561,832            N/A     1988            N/A

Manufacturing and office
  facility leased to
  Federal Express
  Corporation                       617,102        128,345   March 24,         30 yrs.
                                                               1989

Land leased
  to Dr Pepper
  Bottling Company
  of Texas                        3,693,303            N/A   June 30,          N/A
                                                               1989
Manufacturing facility
  leased to
  ASG Acquisition Corp./                                     December 29,      30 yrs.
  American Signature              3,237,611        486,041     1989

Manufacturing facility
  leased to                                                  January 29,       30 yrs.
  Furon Company                   7,558,979      1,223,913     1990


(Continued)

See accompanying notes to Schedule.

                    CORPORATE PROPERTY ASSOCIATES 8, L.P.,
                        a Delaware limited partnership
             SCHEDULE of REAL ESTATE and ACCUMULATED DEPRECIATION
                            as of December 31, 1995

                                            Initial Cost to Partnership                 Costs
                                            --------------------------------------      Capitalized    Decrease In
                                                                          Personal      Subsequent     Net
 Description                 Encumbrances   Land            Buildings     Property      Acquisition(a) Investment(b)
 -----------                 ------------   ----            ---------     --------      -------------- -------------
Operating method
 (continued):
Manufacturing facility
  leased to Detroit
  Diesel Corporation          $ 4,951,580  $   997,290       $5,302,710                $     1,384

Supermarket
  leased to
  Winn-Dixie                                                  1,345,000                     26,855

 Engineering and
   Fabrication Facility
   leased to Orbital
   Sciences Corporation
                                    4,335,913    1,837,983    3,878,541                  2,325,852
Manufacturing
  and office
  facility leased to
  Allied Plywood, Inc.                             416,309    1,217,073                      9,499

Manufacturing
  and office
  facilities in
  Fredricksburg,
  Virginia                                          55,322      700,009                      1,665   $  (280,772)
                                  -----------  -----------   ----------                -----------   -----------
                                  $24,594,259  $16,160,677  $40,674,641                $ 2,540,407   $  (287,027)
                                  ===========  ===========   ==========                ===========   ===========
Operating real estate (e):
Hotel in Kenner,
  Louisiana                       $ 3,988,622  $ 1,717,352   $6,361,121  $ 1,304,502   $ 1,277,247
                                  ===========  ===========   ==========  ===========   ===========
Direct financing method:
  Retail stores
  leased
  to AutoZone, Inc.               $ 1,606,716               $ 2,887,278                $    67,135

Manufacturing and
  generating facilities
  leased to High
  Voltage Engineering
  Corporation                       3,593,417  $  688,000     7,242,000                      7,394

Office/warehouse
  facilities leased to
  Stationers
  Distributing
  Company                           2,384,438  1,120,000     3,510,000                         293  $  (732,255)

Manufacturing
  facility
  leased to Sybron
  Acquisition Company              10,643,598  1,493,464    16,845,708                     105,225

Manufacturing
  facility
  leased to NVRyan L.P.                          359,347     2,863,431                     164,827

Bottling and
  Distribution
  facilities lease to
  Dr Pepper Bottling
  Company of Texas                  5,874,606               10,424,130                      49,437
                                  -----------              -----------                  -----------   ----------
                                  $24,102,775 $3,660,811   $43,772,547                  $   394,311   $ (732,255)
                                  ======================   ===========                  ===========   ==========

                                                                                                                      Life on which
                             Gross Amount at which Carried                                                             Depreciation
                             at Close of Period(c)(d)                                                                   in Latest
                             -------------------------------------                Accumulated                           Statement
                                                          Personal               Depreciation                           of Income
 Description                 Land          Building       Property      Total      (c)(d)(e)      Date Acquired        is Computed
 -----------                 ----          --------       --------      -----    ------------     -------------       --------------

Operating method
 (continued):
Manufacturing facility
  leased to Detroit
  Diesel Corporation         $   997,509   $ 5,303,875               $ 6,301,384     $   979,722  June 15, 1990            30 yrs.

Supermarket
  leased to
  Winn-Dixie                                 1,371,855                 1,371,855         240,075  October 26, 1990         30 yrs.

 Engineering and
   Fabrication Facility
   leased to Orbital
   Sciences Corporation        1,838,246     6,204,130                 8,042,376       1,085,723  September 29, 1989       30 yrs.
Manufacturing
  and office
  facility leased to
  Allied Plywood, Inc.           416,740     1,226,141                 1,642,881          91,960  March 31, 1989           30 years

Manufacturing
  and office
  facilities in
  Fredricksburg,
  Virginia                        34,870       441,354                   476,224          39,607  March 31, 1989           30 years
                             -----------   -----------               -----------     -----------
                             $16,215,476   $42,873,222               $59,088,698     $ 8,945,959
                             ===========   ===========               ===========     ===========
Operating real estate (e):
Hotel in Kenner,
  Louisiana                  $ 1,717,967   $ 7,520,834  $ 1,421,421  $10,660,222     $ 1,440,459  June 15, 1988            5-30 yrs.

                             ===========   ===========  ===========  ===========     ===========
Direct financing method:
  Retail stores
  leased
  to AutoZone, Inc.                                                  $ 2,954,413                  August 24, 1988

Manufacturing and
  generating facilities
  leased to High
  Voltage Engineering
  Corporation                                                          7,937,394                  November 10, 1988

Office/warehouse
  facilities leased to
  Stationers
  Distributing
  Company                                                              3,898,038                  December 29, 1988

Manufacturing
  facility
  leased to Sybron
  Acquisition Company                                                 18,444,397                  December 22, 1988

Manufacturing
  facility
  leased to NVRyan L.P.                                                3,387,605                  March 31, 1989

Bottling and
  Distribution
  facilities lease to
  Dr Pepper Bottling
  Company of Texas                                                    10,473,567                  June 30, 1989
                                                                     -----------
                                                                     $47,095,414
                                                                     ===========

See accompanying notes to Schedule.

                    CORPORATE PROPERTY ASSOCIATES 8, L.P.,
                        a Delaware limited partnership

         NOTES to SCHEDULE of REAL ESTATE and ACCUMULATED DEPRECIATION



    (a) Consists of acquisition costs including legal fees, appraisal fees, title costs and other related professional fees and capital expenditures for improvements on the building leased to Orbital Sciences Corporation.

    (b) The decrease in net investment is due to sales of excess parcels of land and a writedown to net realizable value of a property and the effect of accumulated depreciation on carrying amount in connection with the reclassification of a property from real estate accounted for under the operating method to net investment in direct financing leases.

    (c) At December 31, 1995, the aggregate cost of real estate owned for Federal income tax purposes is $121,125,881.

    (d)
                                    Reconciliation of Real Estate Accounted
                                    ---------------------------------------
                                       for Under the Operating Method
                                       ------------------------------

                                                     December 31,
                                              --------------------------
                                                  1994          1995
                                              ------------  ------------
       Balance at beginning of period         $65,387,590   $63,718,991

       Sale of real estate                                     (564,380)

       Reclassification of operating lease
         to direct financing lease             (4,630,293)

       Writedowns of real estate                             (1,104,219)
                                                            -----------

       Balance at close of period             $63,718,991   $59,088,698
                                              ===========   ===========


                                    Reconciliation of Accumulated Depreciation
                                    ------------------------------------------

                                                     December 31,
                                              --------------------------
                                                  1994          1995
                                              ------------  ------------

       Balance at beginning of period         $6,680,230     $8,219,855

       Depreciation expense                    1,572,107      1,458,359

       Reclassification of operating lease
        to direct financing lease                              (732,255)

       Sale of real estate                                      (32,482)
                                                             ----------

       Balance at close of period             $8,219,855     $8,945,959
                                              ==========     ==========

                    CORPORATE PROPERTY ASSOCIATES 8, L.P.,
                        a Delaware limited partnership

         NOTES to SCHEDULE of REAL ESTATE and ACCUMULATED DEPRECIATION



                 NOTES TO SCHEDULE OF REAL ESTATE - Continued



       (e)
                                    Reconciliation of Operating Real Estate
                                    ---------------------------------------

                                               December 31,
                                         ------------------------
                                            1994         1995
                                         -----------  -----------

       Balance at beginning of period    $ 9,518,602  $10,496,470

       Additions                             977,868      163,752
                                         -----------  -----------

       Balance at close of
         period                          $10,496,470  $10,660,222
                                         ===========  ===========


                                    Reconciliation of Accumulated Depreciation
                                    ------------------------------------------
                                            Operating Real Estate
                                            ---------------------


                                       December 31,
                                   --------------------
                                     1994       1995
                                   --------  ----------

       Accumulated depreciation
         at beginning of period    $560,476  $  986,315

       Depreciation expense         425,839     454,144
                                   --------  ----------

       Balance at close of
         period                    $986,315  $1,440,459
                                   ========  ==========


  PROPERTIES
- --------------------------------------------------------------------------------

NAME OF LEASE                           TYPE OF OWNERSHIP
OBLIGOR              TYPE OF PROPERTY      LOCATION             INTEREST
- -------------------- ----------------  -----------------  --------------------
GENERAL ELECTRIC     Office/Research   King of Prussia,   Ownership of a 50%
COMPANY              Facility          Pennsylvania       interest in a joint
                                                          venture which owns
                                                          land and building (1)


(2)                  Hotel             Kenner,            Ownership of a
                                       Louisiana          53.617% interest in
                                                          land and building (1)


ASG ACQUISITION      Industrial        Olive Branch,      Ownership of land
CORP./AMERICAN       and Office        Mississippi        and building
SIGNATURE            Buildings


AUTOZONE, INC.       Retail Stores     Jacksonville,      Ownership of land
                                       Florida - 2;       and buildings (1)
                                       Albany, Augusta,
                                       Brunswick and
                                       Macon, Georgia;
                                       Columbia,
                                       South Carolina;
                                       Houston and
                                       San Antonio,
                                       Texas;
                                       Albuquerque and
                                       Farmington,
                                       New Mexico


ADVANCE SYSTEM       Office Building   Bloomingdale,      Ownership of a
APPLICATIONS, INC.                     Illinois           66.36% interest in
                                                          land and building (1)


HIGH VOLTAGE         Manufacturing     Sterling,          Ownership of land
ENGINEERING          and Office        Massachusetts;     and buildings (1)
CORPORATION          Buildings         East Hempfield
                                       Township,
                                       Pennsylvania


MAYFAIR MOLDED       Manufacturing     Schiller Park,     Ownership of land
PRODUCTS             Facility          Illinois           and building
CORPORATION

NAME OF LEASE                                               TYPE OF OWNERSHIP
OBLIGOR               TYPE OF PROPERTY      LOCATION            INTEREST
- ---------------     ------------------   -------------  ----------------------

SYBRON              Manufacturing and    Penfield,       Ownership of a
ACQUISITION         Office Buildings     New York;       75.26% interest in
COMPANY                                  Portsmouth,     land and buildings (1)
                                         New Hampshire;
                                         Dubuque, Iowa;
                                         Glendora,
                                         California;
                                         Romulus,
                                         Michigan


STATIONERS          Office/Warehouse     San Antonio,    Ownership of land
DISTRIBUTING        Facility             Texas;          and buildings (1)
COMPANY                                  Memphis,
                                         Tennessee;
                                         New Orleans,
                                         Louisiana


FEDERAL EXPRESS     Office/Warehouse     College         Ownership of land
CORPORATION         Facility             Station, Texas  and building


NV RYAN L.P.        Manufacturing/Office Thurmont,       Ownership of a
                    Buildings            Maryland and    62.963% interest
                                         Farmington,     in land and
                                         New York        buildings


DR PEPPER BOTTLING  Bottling/            Irvine and      Ownership of a 50%
COMPANY OF TEXAS    Distribution         Houston, Texas  interest in land and
                    Office Facility                      and buildings (1)


ORBITAL SCIENCES    Engineering &        Chandler,       Ownership of a 42%
CORPORATION         Fabrication          Arizona         interest in land and
                    Facility                             buildings (1)


ASG ACQUISITION     Industrial Building  Dekalb County,  Ownership of a 26.43%
CORP./AMERICAN      and Office Facility  Georgia         interest in land and
SIGNATURE                                                buildings (1)


NAME OF LEASE                                                  TYPE OF OWNERSHIP
OBLIGOR              TYPE OF PROPERTY       LOCATION               INTEREST
- -----------------  ---------------------  ------------         ----------------------
FURON COMPANY      Manufacturing, Office  New Haven,           Ownership of a 32.28%
                   and Warehouse          Connecticut;         interest in land and
                   Facilities             Mickleton,           buildings (1)
                                          New Jersey;
                                          Aurora, Mantua and
                                          Twinsburg, Ohio;
                                          Bristol,
                                          Rhode Island;
                                          Mt. Pleasant,
                                          Texas; Milwaukee,
                                          Wisconsin;
                                          Liverpool, PA.


DETROIT DIESEL     Office, Warehouse,     Detroit,             Ownership of a 20%
CORPORATION        Manufacturing, Truck   Michigan             interest in land and
                   Repair Facilities and                       buildings (1)
                   Waste Treatment Plant


WINN-DIXIE         Supermarket            Brewton, Alabama     Ownership of
building (3)
MONTGOMERY, INC.


ALLIED PLYWOOD,    Manufacturing/         Manassas,            Ownership of a
INC.               Office buildings       Virginia             62.963% interest
                                                               in land and
                                                               buildings
(4)                Manufacturing/         Fredricksburg,       Ownership of a
                   Office buildings       Virginia             62.963% interest
                                                               in land and
                                                               building

HOTEL CORPORATION  Hotel                  Topeka, Kansas       50% ownership interest
OF AMERICA                                                     in a limited partnership
                                                               which owns land and
                                                               building (1)

  (1) These properties are encumbered by mortgage notes payable.
  (2) The Partnership and CPA(R):4 operate a hotel business at this property.
  (3) This property is subject to a ground lease.
  (4) This property is vacant.

  MARKET FOR THE PARTNERSHIP'S EQUITY AND RELATED
       UNITHOLDER MATTERS
- --------------------------------------------------------------------------------


            Except for limited or sporadic transactions, there is no established public trading market for the Limited Partnership Units of the Partnership.
  As of December 31, 1995, there were 3,634 holders of record of the Limited Partnership Units of the Partnership.

            In accordance with the requirements of the Partnership's Amended Agreement of Limited Partnership (the "Agreement") contained as Exhibit A to the Prospectus, the Corporate General Partner expects to make quarterly distributions of Distributable Cash From Operations as defined in the Agreement. The following table shows the frequency and amount of distributions paid per Unit since 1992:




                              Cash Distributions Paid Per Unit
                              --------------------------------
                                1993       1994        1995
                              ---------  ---------  ----------

            First quarter        $20.98     $21.08      $21.18
            Second quarter        21.00      21.10       21.25
            Third quarter         21.03      21.13       21.38
            Fourth quarter        21.05      21.15       21.50
                                 ------     ------      ------
                                 $84.06     $84.46      $85.31
                                 ======     ======      ======




  REPORT ON FORM 10-K
- --------------------------------------------------------------------------------


            The Corporate General Partner will supply to any owner of Limited Partnership Units, upon written request and without charge, a copy of the Annual Report on Form 10-K for the year ended December 31, 1995 as filed with the Securities and Exchange Commission.

  DIRECTORS AND SENIOR OFFICERS

- --------------------------------------------------------------------------------


            The Partnership has no directors or officers. The directors and senior officers of the Corporate General Partner are as follows:


       William Polk Carey       Chairman of the Board
                                Director
       Francis J. Carey         President
                                Director
       George E. Stoddard       Chairman of the Investment Committee
                                Director
       Raymond S. Clark         Chairman of the Executive Committee
                                Director
       Madelon DeVoe Talley     Vice Chairman of the Board
                                Director
       Stephen H. Hamrick       Director
       Barclay G. Jones III     Executive Vice President
                                Director
       Lawrence R. Klein        Chairman of the Economic Policy Committee
                                Director
       Claude Fernandez         Executive Vice President
                                Chief Administrative Officer
       Howard J. Altmann        Senior Vice President
       H. Augustus Carey        Senior Vice President
       John J. Park             Senior Vice President
                                Treasurer
       Debra E. Bigler          First Vice President
       Ted G. Lagried           First Vice President
       Anthony S. Mohl          First Vice President
       Michael D. Roberts       First Vice President
                                Controller


      The directors and senior officers of W. P. Carey & Co., Inc. are substantially the same as above.

            A description of the business experience of each director of the Corporate General Partner is set forth below:

            William Polk Carey, Chairman and Chief Executive Officer, has been active in lease financing since 1959 and a specialist in net leasing of corporate real estate property since 1964. Before founding W.P. Carey & Co., Inc. ("W.P. Carey") in 1973, he served as Chairman of the Executive Committee of Hubbard, Westervelt & Mottelay (now Merrill Lynch Hubbard), head of Real Estate and Equipment Financing at Loeb Rhoades & Co. (now Lehman Brothers), head of Real Estate and Private Placements, Director of Corporate Finance and Vice Chairman of the Investment Banking Board of duPont Glore Forgan Inc. A graduate of the University of Pennsylvania's Wharton School of Finance, Mr. Carey is a Governor of the National Association of Real Estate Investment Trusts (NAREIT). He also serves on the boards of The Johns Hopkins University and its medical school, The James A. Baker III Institute for Public Policy at Rice University, and other educational and philanthropic institutions. He founded the Visiting Committee to the Economics Department of the University of Pennsylvania and co-founded with Dr. Lawrence R. Klein the Economics Research Institute at that university.

            Francis J. Carey was elected President and a Managing Director of W.P. Carey in April 1987, having served as a Director since its founding in 1973. He served as a member of the Executive Committee and Board of Managers of the Western Savings Bank of Philadelphia from 1972 until its takeover by another bank in 1982 and is former chairman of the Real Property, Probate and Trust Section of the Pennsylvania Bar Association. Mr. Carey served as a member of the Board of Overseers of the School of Arts and Sciences of the University of Pennsylvania from 1983 through 1990 and has served as a member of the Board of Trustees of the Investment Program Association since 1990. From April 1987 until August 1992, he served as counsel to Reed Smith Shaw & McClay, counsel for Registrant, the General Partners, the CPA(R) Partnerships and W.P. Carey and some of its affiliates. A real estate lawyer of more than 30 years' experience, he holds A.B. and J.D. degrees from the University of Pennsylvania.

            George E. Stoddard, Chief Investment Officer, was until 1979 head of the bond department of The Equitable Life Assurance Society of the United States, with responsibility for all activities related to Equitable's portfolio of corporate investments acquired through direct negotiation. Mr. Stoddard was associated with Equitable for over 30 years. He holds an A.B. degree from Brigham Young University, an M.B.A. from Harvard Business School and an LL.B. from Fordham University Law School.

            Raymond S. Clark is former President and Chief Executive Officer of the Canton Company of Baltimore and the Canton Railroad Company. A graduate of Harvard College and Yale Law School, he is presently a Director and Chairman of the Executive Committee of W.P. Carey and served as Chairman of the Board of W.P. Carey from its founding in 1973 until 1982. He is past Chairman of the Maryland Industrial Development Financing Authority.

            Madelon DeVoe Talley, Vice Chairman, is a member of the New York State Controller's Investment Committee, a Commissioner of the Port Authority of New York and New Jersey, former CIO of New York State Common Retirement Fund and New York State Teachers Retirement System. She also served as a managing director of Rothschild, Inc. and as the President of its asset management division. Besides her duties at W.P. Carey, Mrs. Talley is also a former Governor of the N.A.S.D. and is a director of Biocraft Laboratories, a New York Stock Exchange company. She is an alumna of Sarah Lawrence College and the graduate school of International Affairs at Columbia University.

            Stephen H. Hamrick is the former Executive Vice President and Managing Director of Wall Street Investor Services where he completed the sale and turnaround of its bank based brokerage business. Previously, he served six years as the Director of Private Investments for PaineWebber Incorporated. From 1975 until joining PaineWebber in 1988, Mr. Hamrick was associated with E.F. Hutton & Company (and the successor firm Shearson Lehman Hutton Inc.), where he held the position of First Vice President and National Director of Private Placements. Mr. Hamrick is a former Chairman of the Securities Industry Association's Direct Investment Committee and the Investment Program Association. He is a Certified Financial Planner and was graduated with degrees in English and Economics from Duke University.

            Barclay G. Jones III, Executive Vice President, Managing Director, and co-head of the Investment Department. Mr. Jones joined W.P. Carey as Assistant to the President in July 1982 after his graduation from the Wharton School of the University of Pennsylvania, where he majored in Finance and Economics. He was elected to the Board of Directors of W.P. Carey in April 1992. Mr. Jones is also a Director of the Wharton Business School Club of New York.

            Lawrence R. Klein, Chairman of the Economic Policy Committee since 1984, is Benjamin Franklin Professor of Economics Emeritus at the University of Pennsylvania, having joined the faculty of Economics and the Wharton School in 1958. He holds earned degrees from the University of California at Berkeley and Massachusetts Institute of Technology and has been awarded the Nobel Prize in Economics as well as over 20 honorary degrees. Founder of Wharton Econometric Forecasting Associates, Inc., Dr. Klein has been counselor to various corporations, governments, and government agencies including the Federal Reserve Board and the President's Council of Economic Advisers.

            Claude Fernandez, Chief Administrative Officer, Managing Director, and Executive Vice President, joined W.P. Carey in 1983. Previously associated with Coldwell Banker, Inc. for two years and with Arthur Andersen & Co., he is a Certified Public Accountant. Mr. Fernandez received his B.S. degree in Accounting from New York University in 1975 and his M.B.A. in Finance from Columbia University Graduate School of Business in 1981.

            Howard J. Altmann, Senior Vice President, Investment Department, joined W.P. Carey in August 1990. He was a securities analyst at Goldman Sachs & Co. for the retail industry from 1986 to 1988. Mr. Altmann received his undergraduate degree in economics and finance from McGill University and his M.B.A. from the Stanford University Graduate School of Business.

            H. Augustus Carey, Senior Vice President, returned to W.P. Carey in 1988. Mr. Carey previously worked for W.P. Carey from 1979 to 1981 as Assistant to the President. Prior to rejoining W.P. Carey, Mr. Carey served as a loan officer of the North American Department of Kleinwort Benson Limited in London, England. He received an A.B. from Amherst College in 1979 and an M.Phil. in Management Studies from Oxford University in 1984. Mr. Carey is a trustee of the Oxford Management Centre Associates Council.

            John J. Park, Senior Vice President and Treasurer, joined W.P. Carey as an Investment Analyst in December 1987. Mr. Park received his undergraduate degree from Massachusetts Institute of Technology and his M.B.A. in Finance from New York University.

            Debra E. Bigler, First Vice President, joined W.P. Carey in 1989 as an assistant marketing director, rising to her present position where she bears responsibility for investor services throughout the southern United States. She was previously employed by E. F. Hutton & Company for nine years where she began as a Marketing Associate in Private Placement, Sales and Marketing and was then promoted to Regional Director.

            Ted G. Lagreid, First Vice President, joined W.P. Carey in 1994 and is regional director responsible for investor services in the western United States. Prior to joining the firm, he was a Vice President with Shurgard Capital Group, then for Sun America where he was an executive in its mutual funds group. He earned an A.B. from the University of Washington, received an M.P.A. from the University of Puget Sound and then spent eight years in the city of Seattle's Office of Management and Budget and Department of Community Development. Mr. Lagreid was a commissioner of the City of Oakland, California, serving on its Community and Economic Advisory Commission.

            Anthony S. Mohl, First Vice President, Director of Portfolio Management, joined W.P. Carey as Assistant to the President after receiving his M.B.A. from the Columbia University Graduate School of Business. Mr. Mohl was employed as an analyst in the strategic planning group at Kurt Salmon Associates after receiving an undergraduate degree from Wesleyan University.

            Michael D. Roberts joined W. P. Carey as a Second Vice President and Assistant Controller in April 1989 and is currently First Vice President and Controller. Prior to joining W.P. Carey, Mr. Roberts was employed by Coopers & Lybrand, where he attained the title of audit manager. A certified public accountant, Mr. Roberts received a B.A. from Brandeis University and an M.B.A. from Northeastern University.