Form 10-Q
period 1996-03-31
CORPORATE PROPERTY ASSOCIATES 8 LP
filed 1996-05-15
CIK 824978

                                                UNITED STATES
                                     SECURITIES AND EXCHANGE COMMISSION
                                           WASHINGTON, D.C. 20549

                             FORM 10-Q

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period                       MARCH 31, 1996
 ended                       ---------------------------------------------------
                                       or

[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

For the transition period from                to

Commission file number                0-17620
                      -----------------------------------------------

         CORPORATE PROPERTY ASSOCIATES 8, L.P., A DELAWARE LIMITED PARTNERSHIP
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         DELAWARE                                           13-3469700
         --------                                          -----------
(State or other jurisdiction            (I.R.S. Employer Identification No.)
 of incorporation or organization)

50 ROCKEFELLER PLAZA, NEW YORK, NEW YORK                            10020
- ------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)

                                        (212)  492-1100
- -------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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

                                     [X]   Yes         [_]    No

                     CORPORATE PROPERTY ASSOCIATES 8, L.P.,
                         a Delaware limited partnership



                                     INDEX



                                                            Page No.
                                                            --------

PART I
- ------
Item 1.-Financial Information*

        Balance Sheets, December 31, 1995 and
        March 31, 1996                                         2

        Statements of Income for the three
        months ended March 31, 1996 and 1995                   3

        Statements of Cash Flows for the three
        months ended March 31, 1995 and 1996                   4

        Notes to Financial Statements                         5-8

Item 2. - Management's Discussion of Operations              9-10


PART II
- -------

Item 6. - Exhibits and Reports on Form 8-K                    11

Signatures                                                    12


*The summarized financial information contained herein is unaudited; however in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.

                    CORPORATE PROPERTY ASSOCIATES 8, L.P.,
                         a Delaware limited partnership

                                     PART I
                                     ------

                        Item 1. - FINANCIAL INFORMATION
                        -------------------------------

                                 BALANCE SHEETS


                                                  December 31,     March 31,
                                                      1995           1996
                                                  -------------  -------------
                                                     (Note)       (Unaudited)
          ASSETS:
     Land, buildings and personal property,
       net of accumulated depreciation of
       $10,386,418 at December 31, 1995 and
       $9,223,435 at March 31, 1996               $ 59,362,502   $ 49,364,665
     Net investment in direct financing leases      47,095,414     47,095,414
     Real estate held for sale                                      9,532,030
     Equity investments                              1,234,480      1,148,272
     Cash and cash equivalents                       5,119,385      5,274,340
     Accrued interest and  rents receivable            378,096        379,041
     Other assets                                    1,699,830      1,729,011
                                                  ------------   ------------
           Total assets                           $114,889,707   $114,522,773
                                                  ============   ============


          LIABILITIES:
     Mortgage notes payable                       $ 52,685,656   $ 51,821,539
     Note payable                                    5,102,144      5,102,144
     Accrued interest payable                          610,754        603,480
     Accounts payable and accrued expenses             522,575        463,195
     Accounts payable to affiliates                    127,994        117,891
     Prepaid and deferred rental income and
       security deposits                             1,015,946        904,818
                                                  ------------   ------------
           Total liabilities                        60,065,069     59,013,067
                                                  ============   ============


          PARTNERS' CAPITAL:
     General Partners                                 (412,915)      (344,408)

     Limited Partners (67,582 Limited
     Partnership Units issued and outstanding
     at December 31, 1995 and March 31, 1996)       55,237,553     55,854,114
                                                  ------------   ------------
           Total partners' capital                  54,824,638     55,509,706
                                                  ------------   ------------
           Total liabilities and
             partners' capital                    $114,889,707   $114,522,773
                                                  ============   ============

     The accompanying notes are an integral part of the financial statements.


     Note:   The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date.

                     CORPORATE PROPERTY ASSOCIATES 8, L.P.,
                         a Delaware limited partnership


                        STATEMENTS OF INCOME (UNAUDITED)


                                                         Three Months Ended
                                                   March 31, 1995    March 31, 1996
                                                 ------------------  --------------
Revenues:
 Rental income from operating leases                     $2,363,625      $2,224,072
 Interest income from direct financing leases             1,396,127       1,604,469
 Other interest income                                       57,945          59,573
                                                         ----------      ----------
                                                          3,817,697       3,888,114
                                                         ----------      ----------

Expenses:
 Interest                                                 1,515,356       1,361,328
 Depreciation                                               498,664         469,732
 General and administrative                                 185,899         146,386
 Property expenses                                           40,366          77,387
 Amortization                                                 9,277           9,277
                                                         ----------      ----------
                                                          2,249,562       2,064,110
                                                         ----------      ----------
Income before loss from equity investments
and earnings from discontinued operations                1,568,135       1,824,004

Loss from equity investments                                17,856          15,008
                                                        ----------      ----------

Income from continuing operations                        1,550,279       1,808,996

Earnings from discontinued operations                      470,967         500,293
                                                        ----------      ----------

    Net income                                          $2,021,246      $2,309,289
                                                        ----------      ----------

 Net income allocated to
   General Partners                                    $   202,125      $  230,929
                                                        ----------      ----------
 Net income allocated to
   Limited Partners                                     $1,819,121      $2,078,360
                                                        ==========      ==========

Net income per Unit
 (67,749 and 67,582 Limited Partnership
 Units at March 31, 1995 and 1996)
  Income from continuing operations                         $20.59          $24.09
  Discontinued operations                                     6.26            6.66
                                                        ----------      ----------
                                                            $26.85          $30.75
                                                        ----------      ----------


     The accompanying notes are an integral part of the financial statements.

                     CORPORATE PROPERTY ASSOCIATES 8, L.P.,
                         a Delaware limited partnership


                      STATEMENTS of CASH FLOWS (UNAUDITED)


                                                                Three Months Ended
                                                                     March 31,
                                                            -------------------------
                                                                1995          1996
                                                            -----------   -----------
     Cash flows from operating activities:
          Net income                                        $ 2,021,246   $ 2,309,289
          Adjustments to reconcile net income
          to net cash provided by operating activities:
          Depreciation and amortization                         507,941       479,009
          Other noncash items                                    63,000        73,590
          Loss from equity investments                           17,856        15,008
          Net change in operating assets and liabilities        (77,878)     (300,878)
                                                            -----------   -----------
          Net cash provided by operating activities           2,532,165     2,576,018
                                                            -----------   -----------

     Cash flows from investing activities:
          Distributions from equity investments                  59,938        71,200
          Additional capitalized costs                           24,925        (3,925)
                                                            -----------   -----------
          Net cash provided by investing activities              84,863        67,275
                                                            -----------   -----------

     Cash flows from financing activities:
          Distributions to partners                          (1,594,367)   (1,624,221)
          Payment of mortgage principal                        (768,950)     (864,117)
          Repurchase of Limited Partnership Units               (30,000)
                                                            -----------   -----------
          Net cash used by financing activities              (2,393,317)   (2,488,338)
                                                            -----------   -----------

          Net increase in cash and
          cash equivalents                                      223,711       154,955

     Cash and cash equivalents, beginning of period           4,680,685     5,119,385
                                                            -----------   -----------

          Cash and cash equivalents, end of period          $ 4,904,396   $ 5,274,340
                                                            -----------   -----------
     Supplemental disclosure of cash flows information:

          Interest paid                                     $ 1,493,413   $ 1,368,602
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

                     CORPORATE PROPERTY ASSOCIATES 8, L.P.,
                         a Delaware limited partnership


                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)



     Note 1.  Basis of Presentation:
              ---------------------

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995.



     Note 2.  Distributions to Partners:
              -------------------------

     Distributions declared and paid to partners during the three months ended March 31, 1996 are summarized as follows:


        Quarter Ended   General Partners   Limited Partners  Per Limited Partnership Unit
        -------------   ----------------   ----------------  ----------------------------
     December 31, 1995      $162,422          $1,461,799             $21.63
                            ========          ==========             ======


     A distribution of $21.75 per Limited Partner Unit for the quarter ended March 31, 1996 was declared and paid in April 1996.



     Note 3.  Transactions with Related Parties:
              ---------------------------------

     For the three-month periods ended March 31, 1995 and 1996, the Partnership incurred leasing fees of $10,648 and $3,048, respectively, and general and administrative expense reimbursements of $24,508 and $22,846, respectively, payable to an affiliate.

     The Partnership, in conjunction with certain affiliates, is a participant in a cost sharing agreement for the purpose of renting and occupying office space. Under the agreement, the Partnership pays its proportionate share of rent and other costs of occupancy. Net expenses incurred for the three months ended March 31, 1995 and 1996 were $60,339 and $48,182, respectively.

                     CORPORATE PROPERTY ASSOCIATES 8, L.P.,
                         a Delaware limited partnership


            NOTES TO FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)


     Note 4.  Industry Segment Information:
              ----------------------------

     The Partnership's operations consist of the direct and indirect investment in and the leasing of industrial and commercial real estate and operating a hotel business. For the three-month periods ended March 31, 1996 and 1995, the Partnership earned its real estate leasing revenues (rental income plus interest income from financing leases) from its directly owned real estate investments as follows:

                                                           1995      %       1996      %
                                                        ----------  ----  ----------  ----
     Lease Obligor:
     --------------

     Advanced System Applications, Inc.                 $  778,523   21%  $  778,523   20%
     Sybron Acquisition Company                            622,980   17      622,980   16
     Dr Pepper Bottling Company of Texas                   499,750   13      499,750   13
     Amerisig, Inc. (formerly ASG Acquisition Corp.)       349,491    9      348,723    9
     High Voltage Engineering Corporation                  288,470    8      295,812    8
     Orbital Sciences Corporation                          244,345    7      244,345    6
     Furon Company                                         204,861    5      207,482    5
     United Stationers Supply Co.                          160,250    4      203,177    5
     Detroit Diesel Corporation                            166,405    4      182,269    5
     AutoZone, Inc.                                        131,098    3      131,098    3
     NVRyan L.P.                                           123,879    3      123,879    3
     Mayfair Molded Products Corporation                   115,189    3      115,189    3
     Winn-Dixie Stores, Inc.                                33,625    1       33,625    1
     Other                                                  26,711    1       27,514    1
     Federal Express Corporation                            14,175    1       14,175    1
                                                        ----------  ---   ----------  ---
                                                        $3,759,752  100%  $3,828,541  100%
                                                        ----------  ---   ----------  ---


     Note 5.  Discontinued Operations:
              -----------------------

     The Partnership and Corporate Property Associates 4 ("CPA/(R)/:4"), an affiliate, own a hotel property in Kenner, Louisiana as tenants-in-common with 53.617% and 46.383% interests, respectively. On April 17, 1996, the Investment Committee of the Corporate General Partners of the Partnership and CPA/(R)/:4 approved a proposal to transfer ownership of the hotel property to the operating partnership of a newly-formed real estate investment trust formed by an affiliate of American General Hospitality Corp. ("AGH"), the hotel management company which is currently engaged by the Partnership and CPA/(R)/:4 to manage the hotel property. In exchange for the contribution of the hotel to the operating partnership, the Partnership and CPA/(R)/:4 will receive an equity interest in the operating partnership with an expected initial value of approximately $18,000,000, of which the Partnership's share would be approximately $9,650,000. In addition, the operating partnership will assume the existing mortgage loan obligation on the property of approximately $7,365,000, of which the Partnership's share is currently approximately $3,950,000. The value of the consideration received by the Partnership and CPA/(R)/:4 will be dependent upon the price of the stock issued by AGH in its initial public offering. The Partnership and CPA/(R)/:4 purchased the property in June 1988 for $17,500,000 (of which the Partnership contributed equity of approximately $4,020,000) including $10,000,000 of mortgage financing, and assumed operating control of the hotel in 1992 when they evicted the lessee due to its financial difficulties.

     The exchange transaction is subject to the ability of AGH to complete an initial public offering for the newly-formed real estate investment trust. It is intended that the exchange of the hotel property for securities initially be treated as a noncash exchange for tax and financial reporting purposes and that the Partnership retain the funds included in the hotel furniture, fixture and equipment reserves. After one year, the Partnership will have the right to convert its equity interest in the operating partnership to shares of the publicly-traded real estate investment trust. The Partnership does not anticipate incurring any significant costs in connection with

                     CORPORATE PROPERTY ASSOCIATES 8, L.P.,
     a Delaware limited partnership

            NOTES TO FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)


     the proposed exchange. In connection with the proposed transaction, the $9,111,232 carrying value of the hotel property has been reclassified as real estate held for sale.

     Operating results of the hotel business for the three-month periods ended
          March 31, 1996 and 1995 are summarized as follows:

                                         1995         1996
                                      -----------  -----------
     Revenues                         $1,152,370   $1,183,802
     Fees paid to hotel management
               company                   (42,105)     (45,089)
     Other operating expenses           (639,298)    (638,420)
                                      ----------   ----------
     Hotel operating income           $  470,967   $  500,293
                                      ==========   ==========

     Note 6.  Properties leased to ASG Acquisition Corp.:
              ------------------------------------------

     The Partnership owns a 100% interest in a property in Olive Branch, Mississippi and a 26.43% interest as a tenant-in-common with Corporate Property Associates 9 ("CPA(R):9"), an affiliate, which owns the remaining interest in a property in Dekalb County, Georgia, which had been leased to ASG Acquisition Corp. ("ASG"). The Partnership and CPA(R):9 entered into litigation against Heller Financial, Inc. ("Heller"), a creditor of ASG, asserting that in 1992, the assets of ASG and certain subsidiaries were transferred to newly-formed operating companies controlled by Heller in lieu of foreclosure. The newly-formed subsidiaries entered into short-term subleases for the properties. The Partnership and CPA(R):9 informed Heller at that time that its actions were contrary to the lease, and, therefore, not permissible. The Partnership's offer to allow the operating companies formed by Heller to assume the lease obligation and for Heller to provide a guaranty of the lease obligations was rejected. The Partnership and CPA(R):9 also alleged that the subleases were made with the intent of defrauding the Partnership and CPA(R):9.

     On May 2, 1996, the Partnership and CPA(R):9 reached a settlement with Heller and its wholly-owned subsidiary, Amerisig, Inc. ("Amerisig"), the successor company to ASG. Under the settlement agreement, all parties have agreed to mutual releases which will result in the withdrawal of all litigation among the parties. New lease agreements were executed for both properties, and Amerisig executed a guaranty and suretyship agreement which unconditionally guarantees the lease obligations of both leases.

     The annual rent for the Olive Branch property will remain at the current amount of $980,643; however, rent increases based on a formula indexed to the Consumer Price Index ("CPI") have been replaced with stated increases in July 1998 and July 2003 to $1,078,707 and $1,186,578, respectively. To the extent that interest expense on the new mortgage loan on the Olive Branch property, as described below, varies from what interest would have been on the retired loan, such difference will be applied as an adjustment to the Olive Branch rent. In addition, Amerisig will relinquish its interest in a security deposit of $224,000 held by the Partnership. The annual rent on the Dekalb property will remain at an amount equal to $797,011 (of which the Partnership's share is approximately $210,650) plus debt service on the mortgage loan; however, there will be no rent increases until January 2005. The initial lease terms for the Olive Branch and Dekalb properties expire in 2008 and 2009, respectively, which were the expiration dates under the prior ASG leases. Both leases provide Amerisig a purchase option which is exercisable upon 60 days written notice. The exercise price for Olive Branch property is the greater of (i) the Partnership's purchase cost for the property (including the cost of any subsequent improvements) or (ii) fair market value as encumbered by the lease based on a discount rate of 10%. The exercise price for the Dekalb property is the greater of (i) purchase cost or (ii) fair market value as encumbered by the lease.

     Also on May 2, 1996, the Partnership refinanced the existing mortgage loan of $3,901,431 on the Olive Branch property, which matured on May 1, 1996 with a $4,000,000 limited recourse mortgage obligation collateralized by a deed of trust on the Olive Branch property and a lease assignment. The loan provides for monthly principal payments $7,528 along with interest which is payable at an annual interest rate of the London Inter-

                     CORPORATE PROPERTY ASSOCIATES 8, L.P.,
                         a Delaware limited partnership

            NOTES TO FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)

     Bank Offered Rate ("LIBOR") plus 3% and matures in April 2001, at which time a balloon payment for the entire unpaid principal balance will be due. The lender has provided a commitment of up to $2,450,000 toward an expansion of the Olive Branch facility with the total costs of such expansion estimated to amount to $3,500,000. The lender's commitment expires in June 1998. The retired loan had been a recourse obligation of the Partnership.

     In addition, the lender which holds the note on the Dekalb property extended the maturity on that loan through April 2001. The loan had been scheduled to mature in January 1997. As restated, the loan provides for monthly principal installments of $12,234 along with interest payable at an annual rate of LIBOR plus 3%. The loan currently has a balance of $6,397,435 (of which the Partnership's share is $1,690,842).

     Note 7.  Properties leased to Furon Company:
              ----------------------------------

     In January 1990, the Partnership and CPA(R):9 purchased nine properties as tenants-in-common with 32.28% and 67.72% ownership interests, respectively, and entered into a master lease with Furon Company ("Furon"). In August 1993, the Partnership and CPA(R):9 consented to Furon's sublease of two properties in Liverpool and Twinsburg, Ohio to IER Industries, Inc. ("IER") through July 2007, the end of Furon's initial lease term. In connection with consenting to the sublease, the Partnership granted IER a purchase option on the two subleased properties in consideration for an irrevocable payment of $75,000 (of which the Partnership's share was $24,210). The $75,000 paid in 1993 would be credited to the IER's purchase price for the properties if the option were exercised.

     On February 15, 1996, IER notified the Partnership and CPA(R):9 that it was exercising its option and would seek to complete the purchase on or about July 8, 1996. The sublease provides that the purchase price will be the greater of fair market value determined pursuant to an appraisal process or the sum of (i) $1,450,000 and (ii) any prepayment premium resulting from any mandatory prepayment to the lender on the mortgage loan collateralized by the nine Furon properties. The appraisal process has been started; however, no determination has yet been made as to fair market value. In the event that the properties are sold, the Partnership's share of Furon's rent will be reduced by $55,290. In connection with the proposed transaction, the $420,798 carrying value of the Twinsburg and Liverpool properties has been reclassified as real estate held for sale.

     Note 8.  Properties leased Advanced System Applications, Inc.:
              ----------------------------------------------------

     The Partnership and Corporate Property Associates 7 ("CPA(R):7") own property in Bloomingdale, Illinois, as tenants-in-common with 66.36% and 33.64% ownership interests, respectively which is leased to Advanced System Applications, Inc. ("ASA"). In July 1994 the Partnership and CPA(R):7 entered into a lease modification agreement, annual rent increased to $5,200,000 (of which the Partnership's share is $3,450,000) from $1,850,000 (of which the Partnership's share was $1,227,660). In consenting to the modification, the mortgage loan payments were substantially increased so that the loan fully amortized on March 1, 1996. Although ASA is obligated to make is lease payments through June 1997, it is in the process of vacating the property. To the extent that the Partnership and CPA(R):7 enter into new leases for any vacated space, ASA is entitled to one-third of all rentals received, net of any landlord costs, during the remaining term of its lease.

     On January 31, 1996, the Partnership and CPA(R):7 entered into a lease with the United States Postal Service (the "Postal Service") for approximately 35% of the leasable space at the ASA property. The lease has a 10-year term commencing May 1, 1996 with annual rentals of $722,800 (of which the Partnership's share will be $479,650), increasing to $822,800 after five years. The Partnership and CPA(R):7 retain the obligation to provide maintenance and support services to the lessee. The lease provides for rent escalations in 1998 based on increases in certain operating costs of the property incurred by the Partnership and CPA(R):7. In addition, the Postal Service will reimburse the Partnership and CPA(R):7 for its pro rata share of real estate taxes. The Postal Service has an option to terminate the lease after five years and right of first refusal on space vacated by ASA.

     The Partnership and CPA(R):7 will provide the Postal Service a tenant improvement allowance of up to $600,000 (of which the Partnership's share is $398,160).

                     CORPORATE PROPERTY ASSOCIATES 8, L.P.,
                         a Delaware limited partnership


                Item 2. - MANAGEMENT'S DISCUSSION OF OPERATIONS
                -----------------------------------------------


     Results of Operations:
     ---------------------

          Both net income and income from continuing operations for the three-month period ended March 31, 1996 reflected substantial increases in earnings as compared with the prior year. The 17% increase in income from continuing operations was due to an increase in lease revenues and decreases in interest and general and administrative expenses. The increase in lease revenues was due to the July 1995 rent increase on the Detroit Diesel Corporation lease and the March 1995 restructuring of the Partnership's lease with United Stationers Supply Co., at which time an annual rent increase of $177,000 was negotiated. The decrease in interest expense was due to the full amortization in March 1996 of the mortgage loan collateralized by the Advanced System Applications, Inc. ("ASA") property. The decrease in general and administrative expenses was primarily due to lower estimates for partnership level state franchise taxes. The benefit from the increase in lease revenues and decreases in interest and general and administrative costs was partially offset by an increase in property expenses. Such increase was primarily due to certain costs incurred in connection with extending the Partnership's lease with Allied Plywood, Inc. ("Allied"), for an additional five years through 2002. Allied is a lessee of a property formerly leased to NV Ryan, L.P..

          Income from the hotel operation, which the Partnership has made formal plans to dispose of, increased by 6%. The increase was entirely due to an increase in revenues as hotel operating expenses were unchanged for the comparable periods. The hotel realized the revenue increase even though the occupancy rate for the quarter decreased by 2%. Higher average room rates were realized as a result of the hotel's ability to increase rates and changes in usage. In 1996, corporate rates represented 39% of available rooms versus 34% in 1995, while group business decreased to 11% from 19% of available rooms. This change in usage was beneficial to earnings as the average room rate for corporate business is substantially higher than the rates negotiated by groups.

     Financial Condition:
     -------------------

          There has been no material change in the Partnership's financial condition since December 31, 1995. The Partnership's cash provided from operations and equity investments was sufficient to fund distributions to partners and pay scheduled mortgage principal payments.

          The Partnership will benefit from its agreements with Amerisig, Inc. ("Amerisig") whereby the Partnership and Amerisig have resolved their differences resulting in the withdrawal of all outstanding litigation. In connection with the settlement, short-term subleases, which the Partnership asserted were not permissible, were eliminated. Amerisig has provided an unconditional guarantee of the leases that had been provided by its predecessor company. In addition, the Partnership was able to refinance a mortgage loan that had matured on one of the Amerisig properties and extend a mortgage loan on the other Amerisig property which had been scheduled to mature in 1997. Both loans, which are limited recourse obligations, are now scheduled to mature in 2001. The matured loan had been a recourse obligation of the Partnership. The Partnership has a commitment for up to $3,500,000 to fund an expansion of the Amerisig facility in Olive Branch, Mississippi by no later than March 1998, with up to $2,450,000 of such funding to be provided by limited recourse mortgage financing.

          The Partnership will benefit from the commencement in May 1996 of the Partnership's lease with the United States Postal Service (the "Postal Service") and the satisfaction of the ASA loan. Annual rent from the Postal service lease will be approximately $480,000 before operating costs; however, until June 1997, the Partnership is obligated to share one-third of Postal Service rentals, net of expenses, with ASA in lieu of reducing ASA's rent for relinquishing its space. With the satisfaction of the ASA loan, the Partnership's annual cash flow will increase by approximately $2,650,000 until the expiration of the ASA lease in June 1997. Based on current cash balances, the Partnership has the ability to fully fund from cash reserves its 398,000 tenant improvement allowance for the Postal Service and other costs which may be necessary to retrofit the ASA property for multi-tenant use.

                     CORPORATE PROPERTY ASSOCIATES 8, L.P.,
                         a Delaware limited partnership


           Item 2. - MANAGEMENT'S DISCUSSION OF OPERATIONS, Continued
           ----------------------------------------------------------



     Financial Condition (continued):
     -------------------------------


          If the exchange of the Kenner, Louisiana hotel property and related assumption of the mortgage loan obligation for equity interests in the operating partnership of a real estate investment trust is completed, the Partnership would expect to receive a relatively stable cash flow from such investment as the objective of the real estate investment trust and the underlying partnership is to distribute at least 95% of its taxable income so that it can maintain its tax status as a real estate investment trust. With this investment, the Partnership will eliminate the uncertainty related to operating a hotel business with a single hotel and replace such uncertainty with a stable cash flow from the operating partnership's distributions which comprise of the operation of many hotels which are initially estimated to be approximately $825,000 annually. Although cash flow from the hotel operations when combined with debt service on the property mortgage was approximately $1,150,000 in 1995, the Partnership funded improvements of nearly $1,000,000 in the prior year. Funding major capital improvements at the hotel property are needed to remain competitive; therefore, if ownership of the hotel were retained, the Partnership would be required to use funds for additional improvements in the future. Accordingly, cash flow from the hotel could vary significantly from year to year. The Partnership had operated the hotel since 1992, subsequent to evicting the lessee. At that time, the Partnership's objectives were to generate positive cash flow from the hotel operation and enhance the underlying property value. If the proposed transaction is consummated, the Partnership may realize these objectives of having enhanced the property's value.

                     CORPORATE PROPERTY ASSOCIATES 8, L.P.,
                         a Delaware limited partnership



                                    PART II
                                    -------



     Item 6. - EXHIBITS AND REPORTS ON FORM 8-K
     ------------------------------------------


          (a)       Exhibits:

                    None

          (b)       Reports on Form 8-K:

                    During the quarter ended March 31, 1996 the Partnership was not required to file any reports on Form 8-K.

                     CORPORATE PROPERTY ASSOCIATES 8, L.P.,
                         a Delaware limited partnership



                                   SIGNATURES
                                   ----------



          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigend thereunto duly authorized.

                            CORPORATE PROPERTY ASSOCIATES 8, L.P.,
                            a Delaware limited partnership



                            By:  EIGHTH CAREY CORPORATE PROPERTY, INC.



               5/13/96      By:     /s/ Claude Fernandez
            --------------         ------------------------------
                 Date              Claude Fernandez
                                   Executive Vice President and
                                   Chief Administrative Officer
                                   (Principal Financial Officer)



               5/13/96      By:     /s/ Michael D. Roberts
            --------------         -------------------------------
                 Date              Michael D. Roberts
                                   First Vice President and Controller
                                   (Principal Accounting Officer)