Form 10-Q
period 1996-06-30
CORPORATE PROPERTY ASSOCIATES 8 LP
filed 1996-08-12
CIK 824978

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

   [x]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                June 30, 1996
                               ---------------------------------------------
                                       or

   [ ]    TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number                           0-17620
                       ----------------------------------------------------

      CORPORATE PROPERTY ASSOCIATES 8, L.P., a Delaware limited partnership
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             DELAWARE                                      13-3469700
- --------------------------------------------------------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)

50 ROCKEFELLER PLAZA, NEW YORK, NEW YORK                     10020
- --------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)

                                 (212) 492-1100
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


           ---------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


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

                                                          [ ]  Yes     [ ]   No

                     CORPORATE PROPERTY ASSOCIATES 8, L.P.,
                         a Delaware limited partnership


                                      INDEX


                                                                        Page No.

PART I
- ------

Item 1. - Financial Information*

            Balance Sheets, December 31, 1995 and
            June 30, 1996                                                  2

            Statements of Income for the three and six
            months ended June 30, 1995 and 1996                            3

            Statements of Cash Flows for the six
            months ended June 30, 1995 and 1996                            4

            Notes to Financial Statements                                 5-8

Item 2. - Management's Discussion of Operations                           9-10


PART II

Item 6. - Exhibits and Reports on Form 8-K                                11

Signatures                                                                12


*The summarized financial information contained herein is unaudited; however in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.

                     CORPORATE PROPERTY ASSOCIATES 8, L.P.,
                         a Delaware limited partnership

                                     PART I

                         Item 1. - FINANCIAL INFORMATION
                         -------------------------------

                                 BALANCE SHEETS


                                            December 31,        June 30,
                                                1995             1996
                                            ------------      ------------
                                               (Note)         (Unaudited)
         ASSETS:

Land, buildings and personal property,
    net of accumulated depreciation of
    $10,386,418 at December 31, 1995 and
    $9,577,881 at June 30, 1996             $ 59,362,502      $ 49,154,717
Net investment in direct financing leases     47,095,414        47,095,414
Real estate held for sale                                        9,536,950
Equity investments                             1,234,480         1,063,144
Cash and cash equivalents                      5,119,385         5,936,506
Accrued interest and  rents receivable           378,096           411,762
Other assets                                   1,699,830         1,884,840
                                            ------------      ------------
           Total assets                     $114,889,707      $115,083,333
                                            ============      ============


         LIABILITIES:

Mortgage notes payable                      $ 52,685,656      $ 51,609,998
Note payable                                   5,102,144         5,102,144
Accrued interest payable                         610,754           511,014
Accounts payable and accrued expenses            522,575           532,430
Accounts payable to affiliates                   127,994           164,819
Prepaid and deferred rental income and
    security deposits                          1,015,946           709,064
                                            ------------      ------------
           Total liabilities                  60,065,069        58,629,469
                                            ------------      ------------

         PARTNERS' CAPITAL:

General Partners                                (412,915)         (249,992)

Limited Partners (67,582 Limited
Partnership Units issued and outstanding)     55,237,553        56,703,856
                                            ------------      ------------
           Total partners' capital            54,824,638        56,453,864
                                            ------------      ------------
           Total liabilities and
               partners' capital            $114,889,707      $115,083,333
                                            ============      ============

The accompanying notes are an integral part of the financial statements.


Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date.

                    CORPORATE PROPERTY ASSOCIATES 8, L.P.,
                        a Delaware limited partnership

                       STATEMENTS OF INCOME (UNAUDITED)


                                              Three Months Ended                                Six Months Ended
                                      June 30, 1995         June 30, 1996              June 30, 1995           June 30, 1996
                                      -------------         -------------              -------------           -------------
Revenues:
  Rental income from
    operating leases                    $2,204,837            $2,269,648                 $4,568,462              $4,493,720
  Interest from direct
    financing leases                     1,599,251             1,604,118                  2,995,378               3,208,587
  Other interest income                     57,825                83,800                    115,770                 143,373
  Other income                                                   244,342                                            244,342
                                        ----------            ----------                 ----------              ----------
                                         3,861,913             4,201,908                  7,679,610               8,090,022
                                        ----------            ----------                 ----------              ----------
Expenses:
  Interest on mortgages
    and note payable                     1,484,584             1,346,999                  2,999,940               2,708,327
  Depreciation                             473,029               354,445                    971,693                 824,177
  General and administrative               120,613               199,443                    306,512                 345,829
  Property expense                         275,518               132,988                    315,884                 210,375
  Amortization                               9,277                 9,277                     18,554                  18,554
                                        ----------            ----------                -----------              ----------
                                         2,363,021             2,043,152                  4,612,583               4,107,262
                                        ----------            ----------                -----------              ----------
      Income before loss from
        equity investments and
        discontinued operations          1,498,892             2,158,756                  3,067,027               3,982,760

Loss from equity investments                13,283                14,104                     31,139                  29,112
                                        ----------            ----------                -----------              ----------

      Income from continuing
        operations                       1,485,609             2,144,652                  3,035,888               3,953,648
Earnings from discontinued
operations                                 414,838               432,738                    885,805                 933,031
                                        ----------            ----------                 ----------              ----------

      Net income                        $1,900,447            $2,577,390                 $3,921,693              $4,886,679
                                        ==========            ==========                 ==========              ==========

Net income allocated
  to General Partners                   $  190,044            $  257,739                 $  392,169              $  488,668
                                        ==========            ==========                 ==========              ==========

Net income allocated
  to Limited Partners                   $1,710,403            $2,319,651                 $3,529,524              $4,398,011
                                        ==========            ==========                 ==========              ==========

Net income per weighted average Unit:
  Income from continuing
    operations                           $19.77                $28.56                     $40.33                  $52.65
  Discontinued operations                  5.52                  5.77                      11.77                   12.43
                                         ------                ------                     ------                  ------
                                         $25.29                $34.33                     $52.10                  $65.08
                                         ======                ======                     ======                  ======


Weighted average units                   67,636                67,582                     67,751                  67,582
                                         ======                ======                     ======                  ======

The accompanying notes are an integral part of the financial statements.

                     CORPORATE PROPERTY ASSOCIATES 8, L.P.,
                         a Delaware limited partnership

                      STATEMENTS of CASH FLOWS (UNAUDITED)

                                                                                              Six Months Ended
                                                                                                  June 30,
                                                                                   ----------------------------------------
                                                                                       1995                         1996
                                                                                   -----------                  -----------
Cash flows from operating activities:
  Net income                                                                       $ 3,921,693                  $ 4,886,679
  Adjustments to reconcile net income
      to net cash provided by operating activities:
      Depreciation and amortization                                                    990,247                      842,731
      Other noncash items                                                              144,221                      147,180
      Loss from equity investments                                                      31,139                       29,112
      Net change in operating assets and liabilities                                  (452,300)                    (744,352)
                                                                                   -----------                  -----------
        Net cash provided by operating activities                                    4,635,000                    5,161,350
                                                                                   -----------                  -----------

Cash flows from investing activities:
  Distributions from equity investments                                                131,483                      142,224
  Additional capitalized costs                                                          17,256                     (153,342)
                                                                                   -----------                  -----------
        Net cash provided by (used in) investing activities                            148,739                      (11,118)
                                                                                   -----------                  -----------

Cash flows from financing activities:
  Distributions to partners                                                         (3,194,004)                  (3,257,453)
  Retirement of Limited Partner Units                                                 (179,044)
  Proceeds from issuance of mortgage                                                                              4,000,000
  Prepayment of mortgage payable                                                                                 (3,901,431)
  Payments on mortgage principal                                                    (1,557,445)                  (1,174,227)
                                                                                   -----------                  -----------
        Net cash used by financing activities                                       (4,930,493)                  (4,333,111)
                                                                                   -----------                  -----------

           Net (decrease) increase in cash and
              cash equivalents                                                        (146,754)                     817,121

Cash and cash equivalents, beginning of period                                       4,680,685                    5,119,385
                                                                                   -----------                  -----------

           Cash and cash equivalents, end of period                                $ 4,533,931                  $ 5,936,506
                                                                                   ===========                  ===========

Supplemental disclosure of cash flows information:

  Interest paid                                                                    $ 2,979,894                  $ 2,808,067
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


Note 2.  Distributions to Partners:

Distributions declared and paid to partners during the six months ended June 30, 1996 are summarized as follows:


  Quarter Ended                 General Partners        Limited Partners       Per Limited Partner Unit
  -------------                 ----------------        ----------------       ------------------------

December 31, 1995                  $162,422                $1,461,799                   $21.63
                                   ========                ==========                   ======
March 31, 1996                     $163,323                $1,469,909                   $21.75
                                   ========                ==========                   ======


A distribution of $21.88 per Limited Partner Unit for the quarter ended June 30, 1996 was declared and paid in July 1996.


Note 3.  Transactions with Related Parties:

For the three-month and six-month periods ended June 30, 1995, the Partnership incurred leasing fees of $8,513 and $19,161, respectively, and general and administrative expense reimbursements of $16,877 and $41,385, respectively, payable to an affiliate. For the three-month and six-month periods ended June 30, 1996, the Partnership incurred leasing fees of $3,146 and $6,194, respectively, and general and administrative expense reimbursements of $38,489 and $61,335, respectively, payable to an affiliate.

The Partnership, in conjunction with certain affiliates, is a participant in a cost sharing agreement for the purpose of renting and occupying office space. Under the agreement, the Partnership pays its proportionate share of rent and other costs of occupancy. Net expenses incurred for the six months ended June 30, 1995 and 1996 were $77,720 and $80,163, respectively.

                     CORPORATE PROPERTY ASSOCIATES 8, L.P.,
                         a Delaware limited partnership

             NOTES TO FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)


Note 4.  Industry Segment Information:

The Partnership's operations consist of the direct and indirect investment in and the leasing of industrial and commercial real estate and operating a hotel business. For the six-month periods ended June 30, 1995 and 1996, the Partnership earned its real estate leasing revenues (rental income plus interest income from financing leases) from its directly owned real estate investments as follows:

                                                            1995          %                      1996          %
                                                         ----------     ----                  ----------     ----
Lease Obligor:
- --------------
Advanced System Applications, Inc.                       $1,557,045      21%                  $1,539,547      20%
Sybron Acquisition Company                                1,245,960      17                    1,245,960      16
Dr Pepper Bottling Company of Texas                         999,500      13                      999,500      13
Amerisig, Inc. (formerly ASG Acquisition Corp.)             700,443       9                      697,187       9
High Voltage Engineering Corporation                        576,940       8                      591,623       8
Orbital Sciences Corporation                                488,689       7                      488,689       6
Furon Company                                               409,722       5                      416,283       6
United Stationers Supply Co.                                363,375       5                      406,302       5
Detroit Diesel Corporation                                  332,810       4                      364,539       5
AutoZone, Inc.                                              262,195       3                      262,195       3
NVRyan L.P.                                                 247,759       3                      229,536       3
Mayfair Molded Products Corporation                         230,377       3                      230,377       3
U.S. Postal Service                                                                               79,942       1
Winn-Dixie Stores, Inc.                                      67,250       1                       67,250       1
Other                                                        53,425       1                       55,027       1
Federal Express Corporation                                  28,350                               28,350
                                                         ----------     ----                  ----------     ----
                                                         $7,563,840     100%                  $7,702,307     100%
                                                         ==========     ====                  ==========     ====

Note 5.  Discontinued Operations:

The Partnership and Corporate Property Asociates 4 ("CPA(R):4"), an affiliate, purchased a hotel property in Kenner, Louisiana, in June 1988 as tenants-in-common with 53.617% and 46.383% interests, respectively. The Partnership and CPA(R):4 contributed equity of $4,021,000 and $3,479,000, respectively, and $10,000,000 was supplied by mortgage financing. The Partnership and CPA(R):4 assumed operating control of the hotel in 1992 after evicting the lessee due to its financial difficulties. On July 30, 1996, the Partnership and CPA(R):4 entered into a transaction with American General Hospitality Operating Partnership L.P. (the "Operating Partnership"), the operating partnership of a newly-formed real estate investment trust, American General Hospitality, Inc. ("AGH") in which the Partnership and CPA(R):4 received 920,672 limited partnership units (of which the Partnership's share is 493,664 units) in exchange for their ownership interests in the hotel property, a cash contribution of $388,331 (of which the Partnership's share is $208,211) and the Operating Partnership's assumption of the Partnership's and CPA(R):4's mortgage loan obligation collateralized by the hotel property (of which the Partnerhip's share was approximately $3,917,000).

                     CORPORATE PROPERTY ASSOCIATES 8, L.P.,
                         a Delaware limited partnership

             NOTES TO FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)


The exchange of the hotel property for limited partnership units will initially be treated as a noncash exchange for tax and financial reporting purposes. After one year, the Partnership will have the right to convert its equity interest in the operating partnership to shares of common stock in AGH, which recently completed an initial public offering, with such shares registered with the Securities and Exchange Commission. In connection with the transaction, the $9,116,152 carrying value of the hotel property was classified as real estate held for sale as of June 30, 1996. The Partnership's and CPA(R):4's limited partnership units had a fair market value of approximately $16,342,000 (of which the Partnership's share is $8,763,000) at the date of the exchange.

Operating results of the hotel business for the six-month periods ended June 30, 1995 and 1996 are summarized as follows:

                                                    1995                   1996
                                                -----------            -----------
Revenues                                        $ 2,252,793             $2,315,394
Fees paid to hotel management
    company                                         (80,461)               (90,796)
Other operating expenses                         (1,286,527)            (1,291,567)
                                                -----------            -----------
Hotel operating income                          $   885,805            $   933,031
                                                ===========            ===========


Note 6.  Properties leased to ASG Acquisition Corp.:

The Partnership owns a property in Olive Branch, Mississippi and a 26.43% interest in a property in Dekalb County, Georgia as a tenant-in-common with Corporate Property Associates 9 ("CPA(R):9"), an affiliate, which owns the remaining interest both of which had been leased to ASG Acquisition Corp. ("ASG"). The Partnership and CPA(R):9 entered into litigation against Heller Financial, Inc. ("Heller"), a creditor of ASG, asserting that in 1992, the assets of ASG and certain subsidiaries were transferred to newly-formed operating companies controlled by Heller in lieu of foreclosure. The newly-formed subsidiaries entered into short-term subleases for the properties. The Partnership and CPA(R):9 informed Heller at that time that its actions were contrary to the lease, and, therefore, not permissible. The Partnership's offer to allow the operating companies formed by Heller to assume the lease obligation and for Heller to provide a guaranty of the lease obligations was rejected.

On May 2, 1996, the Partnership and CPA(R):9 reached a settlement with Heller and its wholly-owned subsidiary, Amerisig, Inc. ("Amerisig"), the successor company to ASG. Under the settlement agreement, all litigation among the parties has been withdrawn and new leases for both properties were executed with wholly-owned subsidiaries of Amerisig. Amerisig has unconditionally guaranteed the lease obligations of its subsidiaries.

The annual rent for the Olive Branch property will remain at the current amount of $980,643 with stated increases in July 1998 and July 2003 to $1,078,707 and $1,186,578, respectively, with the initial lease term expiring in 2008. To the extent that interest expense on the new mortgage loan on the Olive Branch property, as described below, varies from what interest would have been on the retired loan, such difference will be applied as an adjustment to the Olive Branch rent. The annual rent on the Dekalb property will remain at an amount equal to $797,011 (of which the Partnership's share is approximately $210,650) plus debt service on the mortgage loan; however, there will be no rent increases until January 2005. The initial lease term for the property expires in 2009.

                     CORPORATE PROPERTY ASSOCIATES 8, L.P.,
                         a Delaware limited partnership

             NOTES TO FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)


The leases provide Amerisig a purchase option which is exercisable upon 60 days written notice. The exercise price for the Olive Branch property is the greater of (i) the Partnership's purchase cost for the property (including the cost of any subsequent improvements) or (ii) fair market value as encumbered by the lease based on a discount rate of 10%. The exercise price for the Dekalb property is the greater of (i) purchase cost or (ii) fair market value as encumbered by the lease.

In connection with the settlement, the Partnership refinanced the existing mortgage loan on the Olive Branch property of $3,901,431, which matured on May 1, 1996 with a $4,000,000 limited recourse mortgage obligation collateralized by the Olive Branch property and a lease assignment. The loan provides for monthly principal payments $7,528 and interest at an annual interest rate of the London Inter-Bank Offered Rate ("LIBOR") plus 3% and matures in April 2001, at which time a balloon payment for the entire unpaid principal balance will be due. The lender has provided a commitment through June 1998 for up to $2,450,000 toward an expansion of the Olive Branch facility. The total cost of the expansion is estimated to be $3,500,000.

The mortgage lender on the Dekalb property agreed to extend the maturity of the loan from January 1997 to April 2001. The restated loan provides for monthly principal installments of $12,234 and interest payable at an annual rate of LIBOR plus 3%.

In connection with terminating the ASG leases, the Partnership recognized other income of $244,342 as an obligation to release a security deposit was cancelled.


Note 7.  Properties Leased to Furon Company:

In January 1990, the Partnership and CPA(R):9 purchased nine properties as tenants-in-common with 32.28% and 67.72% ownership interests, respectively, and entered into a master lease with Furon Company ("Furon"). In August 1993, the Partnership and CPA(R):9 consented to Furon's sublease of properties in Liverpool and Twinsburg, Ohio to IER Industries, Inc. ("IER") through July 2007, the end of Furon's initial lease term. In connection with consenting to the sublease, the Partnership and CPA(R):9 granted IER a purchase option on the two subleased properties in consideration for an irrevocable payment of $75,000 (of which the Partnership's share was $24,210). The $75,000 paid in 1993 would be credited to the IER's purchase price for the properties if the option were exercised.

On February 15, 1996, IER notified the Partnership and CPA(R):9 that it was exercising its option. The sublease provides that the option price will be the greater of fair market value determined pursuant to an appraisal process or the sum of (i) $1,450,000 and (ii) any prepayment premium resulting from any mandatory prepayment to the lender on the mortgage loan collateralized by the nine Furon properties.

The sale is expected to be completed during the third quarter with a portion of the sales proceeds applied as a mandatory mortgage prepayment on the Furon mortgage loan. As of June 30, 1996, the $420,798 carrying value of the Twinsburg and Liverpool properties is classified as real estate held for sale in the accompanying financial statements. After the sale of the properties, Furon's annual rental obligation will be reduced by $171,283, of which the Partnership's share will be $55,290.

                     CORPORATE PROPERTY ASSOCIATES 8, L.P.,
                         a Delaware limited partnership

                 Item 2. - MANAGEMENT'S DISCUSSION OF OPERATIONS


Results of Operations:

     Income from continuing operations increased by $659,000 and $918,000 for the three-month and six-month periods ended June 30, 1996, respectively, as compared with the similar periods ended June 30, 1995. The current three-month and six-month periods realized the benefit of a nonrecurring item of $244,000 in connection with the Partnership being released from a security deposit obligation. The increase in income from continuing operations was due to an increase in lease revenues and decreases in interest, depreciation and property expenses. The increase in lease revenues was due to increases on the Detroit Diesel Corporation and Furon Company ("Furon") leases and the restructuring of the United Stationers Supply Co. lease. The decrease in interest expense was due to the satisfaction of the mortgage loan collateralized by the Advanced System Applications, Inc. ("ASA") property which fully amortized in March 1996 as well as the effect of continuing amortization of the Partnership's other mortgage loans. The decrease in depreciation was due to lower charges as a result of classifying certain properties as real estate held for sale. The decrease in property expenses was due to the successful resolution of the Partnership's dispute with Heller Financial, Inc. ("Heller") in regard to the status of the ASG Acquisition Corp. ("ASG") leases.

     The Partnership will benefit from its lease with the United States Postal Service (the "Postal Service") at the ASA property which became effective in May 1996 and the satisfaction of the ASA loan. Annual rent from the Postal Service lease will be approximately $480,000 before operating costs; however, until June 1997, the Partnership is obligated to share one-third of the Postal Service rentals, net of expenses, with ASA in lieu of reducing ASA's rent for relinquishing its space. As a result of the full amortization of the ASA loan, the Partnership's annual cash flow will increase by approximately $2,650,000 through June 1997 when the remaining term of the ASA lease expires. The effect of the sale of the two Furon properties, which is expected to occur in the third quarter, will be a decrease in annual rentals of $55,000.

     Income from the discontinued hotel segment increased by approximately 5%; however, the Partnership ceased operating the hotel on July 30, 1996 when it exchanged its ownership interest in the hotel property for limited partnership units in the operating partnership of a newly-formed real estate investment trust, American General Hospitality, Inc. ("AGH"). The Partnership's annual cash flow from its interest in the operating partnership is initially projected to be approximately $800,000.


Financial Condition:

     There has been no material change in the Partnership's financial condition since December 31, 1995. The Partnership's cash provided from operations and equity investments was sufficient to fund distributions to partners of $3,257,000 and pay scheduled mortgage principal payments of $1,174,000. The Partnership has sufficient cash reserves to fund the remaining $254,000 tenant improvement allowance for the Postal Service and other costs which may be necessary to retrofit the ASA property for multi-tenant use.

                     CORPORATE PROPERTY ASSOCIATES 8, L.P.,
                         a Delaware limited partnership

           Item 2. - MANAGEMENT'S DISCUSSION OF OPERATIONS, Continued


Financial Condition (continued):

     The Partnership expects to realize a reduction in litigation costs and more stable lease revenues from the resolution of its dispute with Heller. New long-term leases were executed with subsidiaries of Amerisig, Inc. ("Amerisig"), an affiliate of Heller, maintaining lease revenues at their prior level and eliminating the prospect of an early termination of the lease term. In addition, the Partnership was able to refinance a mortgage loan that had matured on one of the Amerisig properties and extend the maturity from 1997 to 2001 of a mortgage loan on the other Amerisig property. The Partnership is committed to fund up to $3,500,000 for an expansion of the Amerisig facility in Olive Branch, Mississippi by no later than March 1998. The lender on the property has a commitment to supply $2,450,000 of financing for the expansion.

     AGH owns a diversified portfolio of hotel properties, and one of the requirements of a real estate investment trust is to distribute at least 95% of its taxable income in order to retain its special Federal income tax status. Cash flow from the interest in the operating partnership is expected to be relatively stable. The Partnership hopes to eliminate the uncertainty related to operating a single hotel business. Although the Partnership's share of cash flow from the hotel operations after debt service was approximately $1,183,000 in 1995, the Partnership funded improvements in excess of $867,000 in the prior year. Funding major capital improvements at the hotel property is needed to remain competitive. If ownership of the hotel were retained, the Partnership would be required to use funds for additional improvements in the future. Accordingly, cash flow from the hotel could fluctuate significantly from year to year. With the exchange, the Partnership should achieve less fluctuation in cash flow and eliminate the need for allocating funds for capital improvements.

                     CORPORATE PROPERTY ASSOCIATES 8, L.P.,
                         a Delaware limited partnership

                                     PART II


Item 6. - EXHIBITS AND REPORTS ON FORM 8-K
- ------------------------------------------

     (a)  Exhibits:

          None

     (b)  Reports on Form 8-K:

               During the quarter ended June 30, 1996 the Partnership was not required to file any reports on Form 8-K.

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

                                   CORPORATE PROPERTY ASSOCIATES 8, L.P.,
                                   a Delaware limited partnership



                                   By:  EIGHTH CAREY CORPORATE PROPERTY, INC.




             8/8/96                By:  /s/ Claude Fernandez
          ------------                  -----------------------------------
              Date                      Claude Fernandez
                                        Executive Vice President and
                                        Chief Administrative Officer
                                        (Principal Financial Officer)




             8/8/96                By:  /s/ Michael D. Roberts
          ------------                  -----------------------------------
              Date                      Michael D. Roberts
                                        First Vice President and Controller
                                        (Principal Accounting Officer)