Form 10-Q
period 1996-09-30
CORPORATE PROPERTY ASSOCIATES 8 LP
filed 1996-11-12
CIK 824978

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended          September 30, 1996
                              --------------------------------------------------
                                       or

[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

For the transition period from                to
                              ----------------  -------------------------------
Commission file number                0-17620
                      ---------------------------------------------------------

     CORPORATE PROPERTY ASSOCIATES 8, L.P., a Delaware limited partnership
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

         DELAWARE                                          13-3469700
--------------------------------------------------------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                             Identification No.)

50 ROCKEFELLER PLAZA, NEW YORK, NEW YORK                           10020
--------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

                                (212)  492-1100
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

-------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

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

                                        [_] Yes      [_] No

                     CORPORATE PROPERTY ASSOCIATES 8, L.P.,
                         a Delaware limited partnership


                                     INDEX



                                                            Page No.
                                                            --------

PART I
------
Item 1. - Financial Information*

              Balance Sheets, December 31, 1995 and
              September 30, 1996                                2

              Statements of Income for the three and
              nine months ended September 30, 1995 and 1996     3

              Statements of Cash Flows for the nine
              months ended September 30, 1995 and 1996          4

              Notes to Financial Statements                    5-7

Item 2. - Management's Discussion of Operations                8-9


PART II
-------

Item 6. - Exhibits and Reports on Form 8-K                      10

Signatures                                                      11


*The summarized financial information contained herein is unaudited; however in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.

                     CORPORATE PROPERTY ASSOCIATES 8, L.P.,
                         a Delaware limited partnership

                                     PART I
                                     ------

                        Item 1. - FINANCIAL INFORMATION
                        -------------------------------

                                 BALANCE SHEETS


                                                  December 31,   September 30,
                                                      1995            1996
                                                  -------------  --------------
                                                     (Note)       (Unaudited)
          ASSETS:

Land, buildings and personal property,
   net of accumulated depreciation of
   $10,386,418 at December 31, 1995 and
   $9,936,022 at September 30, 1996               $ 59,362,502    $ 49,056,874
Net investment in direct financing leases           47,095,414      47,095,414
Equity investments                                   1,234,480         982,699
Investment in operating partnership                                  5,457,793
Cash and cash equivalents                            5,119,385       6,948,876
Accrued interest, distributions and rents
   receivable                                          378,096         549,887
Other assets                                         1,699,830       1,112,975
                                                  ------------     ------------

           Total assets                           $114,889,707     $111,204,518
                                                  ============     ============


          LIABILITIES:

Mortgage notes payable                            $ 52,685,656    $ 47,099,334
Note payable                                         5,102,144       5,102,144
Accrued interest payable                               610,754         497,868
Accounts payable and accrued expenses                  522,575         254,584
Accounts payable to affiliates                         127,994         300,822
Prepaid and deferred rental income and
   security deposits                                 1,015,946         666,978
                                                  ------------    ------------

           Total liabilities                        60,065,069      53,921,730
                                                  ------------    ------------


           PARTNERS' CAPITAL:

General Partners                                      (412,915)       (167,099)

Limited Partners (67,582 Limited
Partnership Units issued and outstanding)           55,237,553      57,449,887
                                                  ------------    ------------
           Total partners' capital                  54,824,638      57,282,788
                                                  ------------    ------------

           Total liabilities and
             partners' capital                    $114,889,707    $111,204,518
                                                  ============    ============

The accompanying notes are an integral part of the financial statements.


Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date.

                     CORPORATE PROPERTY ASSOCIATES 8, L.P.,
                         a Delaware limited partnership


                        STATEMENTS OF INCOME (UNAUDITED)

                                           Three Months Ended                                Nine Months Ended
                               September 30, 1995       September 30, 1996      September 30, 1995       September 30, 1996
                               ------------------       ------------------      ------------------       ------------------
Revenues:
 Rental income from
  operating leases                  $2,422,024              $ 2,289,688              $ 6,990,486             $ 6,783,408
 Interest from direct
  financing leases                   1,374,526                1,654,333                4,369,904               4,862,920
 Other interest and
  investment income                     81,164                  189,293                  196,934                 332,666
 Other income                                                   109,059                                          353,401
                                    ----------              -----------              -----------             -----------
                                     3,877,714                4,242,373               11,557,324              12,332,395
                                    ----------              -----------              -----------             -----------
Expenses:
 Interest on mortgages
  and note payable                   1,474,358                1,251,324                4,474,298               3,959,651
 Depreciation                          469,889                  358,141                1,441,582               1,182,318
 General and administrative            117,963                  192,506                  424,475                 538,335
 Property expense                       13,735                   39,137                  329,619                 249,512
 Amortization                            9,277                    9,277                   27,831                  27,831
                                    ----------              -----------              -----------             -----------
                                     2,085,222                1,850,385                6,697,805               5,957,647
                                    ----------              -----------              -----------             -----------
   Income before loss from
    equity investments, gain
    on sales of real estate and
    discontinued operations          1,792,492                2,391,988                4,859,519               6,374,748

Loss from equity investments            16,524                   12,030                   47,663                  41,142
                                    ----------              -----------              -----------              ----------
   Income before gain on
    sales of real estate and
    discontinued operations          1,775,968                2,379,958                4,811,856               6,333,606

Gain on sale of real estate                                      21,697                                           21,697
                                    ----------              -----------              -----------              ----------
   Income from continuing
    operations                       1,775,968                2,401,655                4,811,856               6,355,303

Earnings from discontinued
operations                             357,504                   70,269                1,243,309               1,003,300
                                    ----------              -----------              -----------              ----------

Net income                          $2,133,472              $ 2,471,924              $ 6,055,165              $7,358,603
                                    ==========              ===========              ===========              ==========

Net income allocated
 to General Partners                $  213,347              $   247,192              $   605,516              $  735,860
                                    ==========              ===========              ===========              ==========

Net income allocated
 to Limited Partners                $1,920,125              $ 2,224,732              $ 5,449,649              $6,622,743
                                    ==========              ===========              ===========              ==========

Net income per weighted
average Unit:
  Income from continuing
   operations                           $23.65                   $31.98                   $63.99                  $84.63
  Discontinued operations                 4.76                      .93                    16.53                   13.36
                                        ------                   ------                   ------                  ------
                                        $28.41                   $32.91                   $80.52                  $97.99
                                        ======                   ======                   ======                  ======

Weighted average units                  67,582                   67,582                   67,682                  67,582
                                        ======                   ======                   ======                  ======

The accompanying notes are an integral part of the financial statements.

                     CORPORATE PROPERTY ASSOCIATES 8, L.P.,
                         a Delaware limited partnership

                      STATEMENTS of CASH FLOWS (UNAUDITED)

                                                        Nine Months Ended
                                                           September 30,
                                                       -------------------
                                                       1995           1996
                                                       ----           ----
     Cash flows from operating activities:
      Net income                                   $ 6,055,165     $ 7,358,603
      Adjustments to reconcile net income
        to net cash provided by operating
        activities:
        Depreciation and amortization                1,469,413       1,210,149
        Other noncash items                            228,215         166,952
        Loss from equity investments                    47,663          41,142
        Gain on sale                                                   (21,697)
        Net change in operating assets and
         liabilities                                  (552,207)       (363,201)
                                                   -----------     -----------
         Net cash provided by operating
          activities                                 7,248,249       8,391,948
                                                   -----------     -----------

     Cash flows from investing activities:
      Proceeds from sale of real estate                                442,496
      Distributions from equity investments            211,693         210,639
      Additional capitalized costs                    (122,438)       (414,256)
      Purchase of interest in operating
       partnership and related costs
                                                                      (230,000)
                                                   -----------     -----------
         Net cash provided by investing
          activities                                    89,255           8,879
                                                   -----------     -----------

     Cash flows from financing activities:
      Distributions to partners                     (4,799,460)     (4,900,453)
      Retirement of Limited Partner Units             (179,670)
      Proceeds from issuance of mortgage                             4,000,000
      Prepayment of mortgage payable                                (4,189,427)
      Payments on mortgage principal                (2,362,883)     (1,481,456)
                                                   -----------     -----------
         Net cash used by financing activities      (7,342,013)     (6,571,336)
                                                   -----------     -----------

           Net (decrease) increase in cash and
            cash equivalents                            (4,509)      1,829,491

     Cash and cash equivalents, beginning of
      period                                         4,680,685       5,119,385
                                                   -----------     -----------

           Cash and cash equivalents, end of
            period                                 $ 4,676,176     $ 6,948,876
                                                   ===========     ===========

     Supplemental disclosure of noncash investing and financing activities:

     In July 1996, the Partnership exchanged its interest in a hotel property and related assets and liabilities for 493,664 units in the operating partnership of a publicly-traded real estate investment trust. The assets and liabilities transferred are as follows:

         Real estate, net of accumulated
          depreciation                                             $ 9,116,767
         Mortgage note payable                                      (3,915,439)
         Other assets and liabilities transferred,
          net                                                           26,465
                                                                   -----------
                                                                   $ 5,227,793
                                                                   ===========

     Supplemental disclosure of cash flows
      information:

            Interest paid                              $4,460,878  $ 4,072,537
                                                       ==========  ===========

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



     Note 2.  Distributions to Partners:
              -------------------------

     Distributions declared and paid to partners during the nine months ended September 30, 1996 are summarized as follows:



Quarter Ended                General Partners  Limited Partners    Per Limited Partner Unit
---------------------------  ----------------  ----------------    ------------------------


     December 31, 1995               $162,422        $1,461,799           $21.63
                                     ========        ==========           ======
     March 31, 1996                  $163,323        $1,469,909           $21.75
                                     ========        ==========           ======
     June 30, 1996                   $164,299        $1,478,701           $21.88
                                     ========        ==========           ======


     A distribution of $21.95 per Limited Partner Unit for the quarter ended September 30, 1996 was declared and paid in October 1996.



     Note 3.  Transactions with Related Parties:
              ---------------------------------

     For the three-month and nine-month periods ended September 30, 1995, the Partnership incurred leasing fees of $4,293 and $23,454, respectively, and general and administrative expense reimbursements of $26,948 and $68,333, respectively, payable to an affiliate. For the three-month and nine-month periods ended September 30, 1996, the Partnership incurred leasing fees of $3,046 and $9,240, respectively, and general and administrative expense reimbursements of $25,375 and $86,710, respectively, payable to an affiliate.

     The Partnership, in conjunction with certain affiliates, is a participant in a cost sharing agreement for the purpose of renting and occupying office space. Under the agreement, the Partnership pays its proportionate share of rent and other costs of occupancy. Net expenses incurred for the nine months ended September 30, 1995 and 1996 were $99,521 and $122,345, respectively.

                     CORPORATE PROPERTY ASSOCIATES 8, L.P.,
                         a Delaware limited partnership


            NOTES TO FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)



     Note 4.  Industry Segment Information:
              ----------------------------

     The Partnership's operations consist of the direct and indirect investment in and the leasing of industrial and commercial real estate and operating a hotel business. For the nine-month periods ended September 30, 1995 and 1996, the Partnership earned its real estate leasing revenues (rental income plus interest income from financing leases) from its directly owned real estate investments as follows:



                                       1995         %         1996         %
                                       ----        ---        ----        ---
     Lease Obligor:
     -------------

     Advanced System
      Applications, Inc.            $ 2,335,568       21%  $ 2,290,961      20%
     Sybron Acquisition Company       1,868,940       17     1,868,940      16
     Dr Pepper Bottling Company
      of Texas                        1,499,250       13     1,499,250      13
     Amersig, Inc.                    1,050,772        9     1,052,667       9
     High Voltage Engineering
      Corporation                       872,342        8       887,435       8
     Orbital Sciences Corporation       733,034        6       733,034       6
     Furon Company                      614,583        5       621,239       5
     United Stationers Supply Co.       566,500        5       609,427       5
     Detroit Diesel Corporation         512,435        5       546,808       5
     AutoZone, Inc.                     393,293        3       393,293       3
     NVRyan L.P.                        344,304        3       371,638       3
     Mayfair Molded Products
      Corporation                       345,566        3       345,566       3
     U.S. Postal Service                                       199,854       2
     Winn-Dixie Stores, Inc.            100,875        1       100,875       1
     Other                               80,403        1        82,816       1
     Federal Express Corporation         42,525                 42,525
                                    ------------     ---   -----------     ---
                                    $11,360,390      100%  $11,646,328     100%
                                    ===========  ========  ===========  =======


     Note 5.  Discontinued Operations:
              -----------------------

     The Partnership and Corporate Property Associates 4 ("CPA(R):4"), an affiliate, purchased a hotel property in Kenner, Louisiana, in June 1988 as tenants-in-common with 53.617% and 46.383% interests, respectively. The Partnership and CPA(R):4 assumed operating control of the hotel in 1992 after evicting the lessee due to its financial difficulties. On July 30, 1996, the Partnership and CPA(R):4 completed a transaction with American General Hospitality Operating Partnership L.P. (the "Operating Partnership"), the operating partnership of a newly-formed real estate investment trust, American General Hospitality, Inc. ("AGH") in which the Partnership and CPA(R):4 received 920,672 limited partnership units (of which the Partnership's share was 493,664 units) in exchange for the hotel property and its operations, a cash contribution of $388,331 (of which the Partnership's share was $208,211) and the Operating Partnership's assumption of the Partnership's and CPA(R):4's mortgage loan obligation collateralized by the hotel property (of which the Partnership's share was $3,915,439).

     The exchange of the hotel property for limited partnership units will initially be treated as a noncash exchange for tax and financial reporting purposes. After one year, the Partnership will have the right to convert its equity interest in the operating partnership to shares of common stock in AGH, which recently completed an initial public offering, with such shares registered with the Securities and Exchange Commission. The Partnership's carrying value for the limited partnership units of $5,457,793 is based on the historical basis of assets transferred, net of liabilities assumed by the Operating Partnership ($5,227,793); cash contributed ($208,211) and costs incurred to complete the exchange ($21,789). The Partnership's interest in the limited partnership is being accounted for under the cost method.

                     CORPORATE PROPERTY ASSOCIATES 8, L.P.,
                         a Delaware limited partnership


            NOTES TO FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)



     Operating results of the hotel business for the nine-month periods ended
               September 30, 1995 and 1996 are summarized as follows:

                                          1995          1996
                                          ----          ----
     Revenues                         $ 3,314,418   $ 2,672,477
     Fees paid to hotel management
          company                        (109,855)      (96,016)
     Other operating expenses          (1,961,254)   (1,573,161)
                                      -----------   -----------
     Hotel operating income           $ 1,243,309   $ 1,003,300
                                      ===========   ===========

     Note 6.  Sale of Real Estate:
              -------------------

     In January 1990, the Partnership and Corporate Property Associates 9, L.P. ("CPA(R):9"), an affiliate, purchased nine properties as tenants-in-common with 32.28% and 67.72% ownership interests, respectively, and entered into a master lease with Furon Company ("Furon"). In August 1993, the Partnership and CPA(R):9 consented to Furon's sublease of properties in Liverpool and Twinsburg, Ohio to IER Industries, Inc. ("IER") through July 2007, the end of Furon's initial lease term. In connection with consenting to the sublease, the Partnership granted IER a purchase option on the two subleased properties in consideration for an irrevocable payment of $75,000 (of which the Partnership's share was $24,210). The $75,000 paid in 1993 would be credited to the IER's purchase price for the properties if the option were exercised. On February 15, 1996, IER notified the Partnership and CPA(R):9 that it was exercising its purchase option. The sublease provided that the option price will be the greater of fair market value determined pursuant to an appraisal process or the sum of (i) $1,450,000 and (ii) any prepayment charges resulting from any mandatory prepayment to the lender on the mortgage loan collateralized by the nine Furon properties.

     On September 9, 1996, the Partnership and CPA(R):9 sold the two properties to IER for $1,465,495. Net of its share of the option payment received in 1993, prepayment charges and other costs, the Partnership's share of net proceeds from the sale was $442,496 of which $287,996 was used to pay a mandatory prepayment on the mortgage. In connection with the sale, the Partnership recognized a gain of $21,697. As a result of the sale and the related mortgage prepayment, annual rent from Furon and debt service on the Furon properties mortgage loan will decrease by approximately $55,000 and $38,400, respectively.

                     CORPORATE PROPERTY ASSOCIATES 8, L.P.,
                         a Delaware limited partnership


                Item 2. - MANAGEMENT'S DISCUSSION OF OPERATIONS
                -----------------------------------------------


     Results of Operations:
     ---------------------

        Income from continuing operations for the three-month and nine-month periods ended September 30, 1996 increased by $626,000 and $1,543,000, respectively, as compared with the same periods ended September 30, 1995. Included in results for the current three-month and nine-month periods are the benefit from certain nonrecurring other income items totalling $109,000 and $353,000, respectively. The increase in income from continuing operations was due to increases in lease revenues and other interest and investment income, and decreases in interest, depreciation and property expenses. The increase in lease revenues was due to rent increases on the properties leased to Detroit Diesel Corporation in July 1995 and Furon Company ("Furon") in January 1996, the restructuring of the United Stationers Supply Co. lease in March 1995 and the commencement of the lease with the United States Postal Service (the "Postal Service") in May 1996. The increase in other interest and investment income was due to investment income of $136,000 from the new investment in American General Hospitality Operating L.P. (the "Operating Partnership"). The Partnership acquired this investment on July 30, 1996 when it exchanged an interest in its hotel property in Kenner, Louisiana (and related assets and liabilities including the transfer of a mortgage loan obligation on the property) for limited partnership units in the Operating Partnership. The decrease in interest expense was due to the satisfaction of the mortgage loan collateralized by the Advanced System Applications, Inc. ("ASA") property which fully amortized in March 1996, the transfer of the debt obligation on the hotel property to the Operating Partnership and the continuing principal amortization of other mortgage debt. The decrease in depreciation was due to lower charges as a result of the sale of the Furon properties and the transfer of the Kenner hotel property. The decrease in property expense for the nine-month period was due to the successful resolution in the second quarter of 1996 of the Partnership's dispute relating to the Amerisig, Inc. ("Amerisg") property. With the sale of two properties, annual rent under the Furon lease will decrease by $55,000; however, cash flow (rental less debt service on the related mortgage debt) from the Furon properties will decrease by only $16,600 as annual debt service on the loan collateralized by the Furon properties will be reduced by $38,400 as the debt service schedule was reamortized after a partial prepayment on the Furon mortgage loan was paid from the proceeds of the sale of two Furon properties.

        Income from the discontinued operations was not comparable as the disposition of the hotel operation occurred on July 30, 1996; such operations were not in effect for the full current periods. As a result of the transaction with the Operating Partnership, the Partnership expects to realize investment income of approximately $805,000 per year of which $136,000 has been recognized for the two months such investment has been held, as the Operating Partnership declared a distribution to partners in September 1996. Although the Partnership's income will decrease as income from the hotel operation exceeded projected income from the Operating Partnership investment, Management believes that the Partnership would have had to continue to invest significant resources to periodically fund the capital improvements needed to remain competitive in operating the hotel. For instance, the Partnership realized cash flow after debt service from the hotel in 1995 of $1,184,000; however, the Partnership funded improvements in excess of $867,000 in 1994. Management hopes that the exchange will eliminate the uncertainty and fluctuation in cash flow relating to operating a single hotel as the Operating Partnership owns a diversified portfolio of hotel properties. The Partnership has an option after July 30, 1997 to exchange its limited partnership units for shares of American General Hospitality, Inc. ("AGH"), a publicly traded real estate investment trust, which holds the majority interest in the Operating Partnership.

        Under its agreement with the Partnership, ASA, whose lease expires in June 1997, had been entitled to share one-third of all rents from lessees for space it had relinquished. Under a separate agreement, the Partnership is not sharing any of the Postal Service's rent with ASA and is receiving all the rents of an ASA subtenant in consideration for a reduction of ASA's monthly rent by approximately $46,100 to $241,500 and releasing ASA from its lease obligations for bearing the costs of repair and maintenance, insurance and real estate taxes. Such costs are now the responsibility of the Partnership. Monthly rentals from the Postal Service and the ASA subtenant are $77,000.

                     CORPORATE PROPERTY ASSOCIATES 8, L.P.,
                         a Delaware limited partnership


                Item 2. - MANAGEMENT'S DISCUSSION OF OPERATIONS
                -----------------------------------------------



        Other income consisted of $244,000 relating to release from a security deposit obligation in the second quarter and a $109,000 payment received in the third quarter from the bankruptcy trustee administering the bankruptcy of the former lessee of the hotel property in Livonia, Michigan in the third quarter. While there may be additional distributions made on the Partnership's claim against the former lessee, the Partnership recognizes income from any settlement as distributions are received. There can be no assurance that the Partnership will receive additional amounts under its claim against the former lessee.


     Financial Condition:
     -------------------

        There has been no material change in the Partnership's financial condition since December 31, 1995. The Partnership's cash provided from operations and distributions from equity investments totalling $8,603,000 was sufficient to fund distributions to partners of $4,900,000 and pay scheduled mortgage principal payments of $1,481,000. While the Partnership has substantially funded a tenant improvement allowance which was required under the Postal Service lease, the Partnership expects to incur additional costs in retrofitting the ASA property for multi-tenant use. A significant portion of such costs may not be incurred until after ASA fully vacates the property at the end of its lease. The Partnership is committed to fund up to $3,500,000 for an expansion of the Amerisg facility in Olive Branch, Mississippi by no later than March 1998. The mortgage lender on the Olive Branch property has a commitment to supply $2,400,000 of financing for the expansion. Based on current projections, the Partnership should be able to fund the $1,100,000 of equity on the expansion project from cash reserves.

        As a real estate investment trust, the Operating Partnership has an obligation to distribute 95% of its taxable income in order to retain its special Federal income tax status. Since the Operating Partnership owns a majority of the Operating Partnership limited partnership units, the Operating Partnership has a fiduciary obligation to use its best efforts for the Operating Partnership to receive distributions which can be passed through to the Operating Partnership shareholders in order to meet the tax distribution objective. Accordingly, with the exchange, the Partnership should achieve less fluctuation in cash flow and has eliminated the need for allocating funds for capital improvements. Further, with the option to exchange the Operating Partnership units for the Operating Partnership shares, the Partnership will have the opportunity to sell its interests at a readily determinable market value.


          The General Partners are currently investigating ways to provide liquidity for limited partners on a tax-effective basis.

                     CORPORATE PROPERTY ASSOCIATES 8, L.P.,
                         a Delaware limited partnership



                                    PART II
                                    -------



     Item 6. - EXHIBITS AND REPORTS ON FORM 8-K
     ------------------------------------------


          (a)   Exhibits:

                None

          (b)   Reports on Form 8-K:

                    During the quarter ended September 30, 1996 the Partnership was not required to file any reports on Form 8-K.

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

                                 CORPORATE PROPERTY ASSOCIATES 8, L.P.,
                                 a Delaware limited partnership

                                 By:  EIGHTH CAREY CORPORATE PROPERTY, INC.



             11/8/96             By:      /s/ Claude Fernandez
           -----------                   ------------------------------
              Date                       Claude Fernandez
                                         Executive Vice President and
                                         Chief Administrative Officer
                                         (Principal Financial Officer)



             11/8/96             By:      /s/ Michael D. Roberts
           -----------                   -------------------------------
              Date                       Michael D. Roberts
                                         First Vice President and Controller
                                         (Principal Accounting Officer)