Form 10-K405
period 1996-12-31
CORPORATE PROPERTY ASSOCIATES 8 LP
filed 1997-04-04
CIK 824978

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the quarterly period ended DECEMBER 31, 1996


                                       or

[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from__________________to___________________

Commission file number             0-17620

     CORPORATE PROPERTY ASSOCIATES 8, L.P., A DELAWARE LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)

             DELAWARE                                            13-3469700
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

50 ROCKEFELLER PLAZA, NEW YORK, NEW YORK                           10020
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code (212) 492-1100


Securities registered pursuant to Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered

       NONE                                               NONE



          Securities registered pursuant to Section 12(g) of the Act:

                            LIMITED PARTNERSHIP UNITS
                                (Title of Class)


                                (Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                  [X] Yes    [ ] No


    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

    Aggregate market value of the voting stock held by non-affiliates of
Registrant: There is no active market for Limited Partnership Units.

                                     PART I


Item 1.  Business.

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

                  Commencing on February 17, 1988, Registrant offered to the public (the "Public Offering") 49,900 Limited Partnership Units (the "Units") through Carey Financial Corporation ("Carey Financial"), as Sales Agent, at a price of $1,000 per Unit. The Units were registered under the Securities Act of 1933 (Registration No. 33-18478). Under the terms of the Public Offering, as the Registrant received subscriptions for more than 49,900 Units, the Sales Agent exercised its right to sell a maximum of an additional 50,000 Units. Registrant issued a total of 67,649.316 Units during the offering and on March 15, 1989 Registrant filed Post Effective Amendment No. 4 with the Securities and Exchange Commission withdrawing from registration the balance of the Units.

                  The properties owned by Registrant are described in Item 2. Registrant's net proceeds from the public offering, less a working capital reserve, have been fully invested in net leased commercial and industrial real estate since October 26, 1990, the date of Registrant's final real estate acquisition.

                  Registrant has one industry segment consisting of the investment in and the leasing of industrial and commercial real estate. In 1996, Registrant transferred ownership of a hotel property in Kenner, Louisiana for an interest in the operating partnership of a real estate investment trust. See Selected Financial Data in Item 6 for a summary of Registrant's operations. Also see the material contained in the Prospectus under the heading INVESTMENT OBJECTIVES AND POLICIES.

                  Other than a property formerly leased to NVRyan L.P. ("NVRyan") which is vacant, all of Registrant's properties are leased to corporate tenants under long-term net leases. A net lease generally requires tenants to pay all operating expenses relating to the leased properties including maintenance, real estate taxes, insurance and utilities which under other forms of leases are often paid by the lessor. Lessees are required to include Registrant as an additional insured party on all insurance policies relating to the leased properties. In addition, substantially all of the net leases include indemnification provisions which require the lessees to indemnify Registrant and the General Partners for liabilities on all matters related to the leased properties. Registrant believes that the insurance and indemnity provided on its behalf by its lessees provides adequate coverage for property damage and any liability claims which may arise against Registrant's ownership interests. In addition to the insurance and indemnification provisions of the leases, Registrant has contingent property and liability insurance on the leased properties and primary property and liability coverages on its vacant property. Management believes that its insurance is adequate. To the extent that any lessees are not financially able to satisfy indemnification obligations which exceed insurance reimbursements, Registrant may incur the costs necessary to repair property and settle liability or environmental claims. Currently, there are no claims pending for property damages or liability claims.

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

                  As Registrant's objective has been to invest in long-term net leases for properties which are occupied by a single corporate tenant with such lease obligation backed by the credit of the corporate lessee, Registrant's properties generally have not been subject to competitive conditions of local and regional real estate markets. Competitive conditions of local and regional real estate markets may have a more material affect on Registrant as leases terminate in the future. No significant leases are scheduled to terminate until 1998. Because Registrant may be affected by the financial condition of its lessees rather than the competitive conditions of the real estate marketplace, Registrant's strategy has been to diversify its investments among tenants, property types and industries in addition to achieving geographical diversification.

                  For the year ended December 31, 1996, revenues from properties occupied by lessees which accounted for 10% or more of the total operating revenues of Registrant were as follows: Advanced System Applications, Inc. ("ASA"), 20%; Sybron Acquisition Company, 16% and Dr Pepper Bottling Company of Texas ("Dr Pepper"), 13%. No other property owned by Registrant accounted for 10% or more of its total operating revenue during 1996. Net of rentals received from a subtenant at the ASA property, revenues from ASA would have accounted for 18% of the total operating revenues of Registrant. See Note 9 to the Financial Statements in Item 8.

                  In September 1996, Registrant and CPA(R):9 sold the two properties leased to Furon Company ("Furon") to the subtenant for $1,465,495. Net of its share of an option payment received in 1993, prepayment charges and other costs, Registrant's share of net proceeds from the sale was $442,496 of which $287,996 was used to pay a mandatory prepayment on the mortgage. As a result of the sale and the related mortgage prepayment, annual rent from Furon and debt service on the Furon properties mortgage loan will decrease by approximately $55,000 and $38,400, respectively.

                  The Registrant has a 50% equity interest in a property leased to General Electric Company ("General Electric"). The initial term of the General Electric lease ends in July 1998 and the Registrant has not received any indication as to whether General Electric will renew the lease. The Registrant share of net flow from the General Electric property is $252,000.

                  In July 1996, Registrant exchanged its ownership interests in its hotel property in Kenner Louisiana for 493,664 limited partnership units in American General Hospitality Operating Partnership L.P., which is majority-owned by American General Hospitality Corporation ("AGH"), a publicly traded real estate investment trust. Registrant has the right, after a one-year period, to exchange the units in the operating partnership on a one-for-one basis for shares of AGH. Registrant realized cash flow of $1,184,000 in 1995, the last full year the hotel was operated by Registrant; however, Registrant funded improvements of $867,000 in 1994. Registrant expects that the exchange will eliminate the uncertainty and fluctuation in cash flow related to operating a single hotel as the operating partnership owns a diversified portfolio of hotel properties. As a real estate investment trust, AGH has an obligation to distribute 95% of its taxable income in order to retain its Federal income tax status. Since AGH owns a majority of the operating partnership limited partnership units, the operating partnership may be expected to distribute a significant portion of ifs cash flow so that AGH can meet its tax objectives. Based on the current distribution rate, Registrant's annual cash flow from this investment should approximate $805,000.

                  In July 1994, Registrant and CPA(R):7 entered into a lease modification agreement with ASA which consented to ASA's termination of its lease for a portion of the ASA property in Bloomingdale, Illinois in June 1997 instead of June 2003. Registrant and CPA(R):7 own the ASA property as tenants-in-common with 66.36% and 33.64% ownership interests, respectively. Under the modification agreement, annual rent was increased to $5,200,000 (of which the Partnership's share was $3,450,720) from $1,850,000 (of which Registrant's share was $1,227,660). In consenting to the modification, the mortgage lender required that the mortgage loan payments be substantially increased so that the loan fully amortized on March 1, 1996.

                  Although ASA is obligated to make its lease payments through June 1997, it is in the process of vacating the property. The ASA lease was further modified in 1996. Under the 1996 modification, annual rent was reduced by $833,333 (of which Registrant's share was $553,000) and Registrant released ASA from certain obligations of its lease relating to paying the costs of property, insurance, maintenance and repairs and real estate taxes. In exchange for these concessions, Registrant and CPA(R):7 were assigned the rents from an ASA subtenant and did not have to share one-third of rents on any new tenants through the end of the ASA lease term as would have been required under the initial modification agreement. The ASA subtenant is expected to vacate the property in 1997. In January 1996, Registrant and CPA(R):7 entered into a lease agreement with the Postal Service. The Postal Service lease for portion of the property in Bloomingdale, Illinois, has a 10-year term which commenced May 1, 1996 with annual rentals of $722,800 (of which Registrant's share is $479,650), increasing to $822,800 after 5 years. Registrant and CPA(R):7 retain the obligation to provide maintenance and support services to the lessee. The lease provides for rent escalations beginning in 1998 based on increases in certain operating costs incurred by Registrant and CPA(R):7. In addition, the Postal Service will reimburse Registrant and CPA(R):7 for a portion of real estate taxes on the property based on the area it occupies. The lease also provides the Postal Service an option to terminate the lease after five years. As more space is vacated by ASA, the Postal Service has a right of first refusal for such space. Registrant and CPA(R):7 funded improvements in 1996 at the ASA property including a tenant improvement allowance of $600,000 (of which Registrant's share was approximately $553,000). The ASA subtenant is expected to vacate the property in 1997.

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


Item 2.  Properties.

     LEASE                                                                                         TYPE OF OWNERSHIP
    OBLIGOR                       TYPE OF PROPERTY                     LOCATION                        INTEREST
    -------                       ----------------                     --------                        --------
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

AMERISIG, INC.                    Industrial                           Olive Branch,               Ownership of land
                                  and Office                           Mississippi                 and building (1)
                                  Buildings

AMERISIG, INC.                    Industrial Building                  Dekalb County,              Ownership of a 26.43%
                                  and Office Facility                  Georgia                     interest in land and
                                                                                                   buildings

AUTOZONE, INC.                    Retail Stores                        Jacksonville,               Ownership of land
                                                                       Florida - 2;                and buildings
                                                                       Albany, Augusta,
                                                                       Brunswick and
                                                                       Macon, Georgia;
                                                                       Columbia, South Carolina;
                                                                       Houston and San Antonio,
                                                                       Texas; Albuquerque and
                                                                       Farmington, New Mexico

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

MAYFAIR MOLDED                    Manufacturing                        Schiller Park,              Ownership of land
PRODUCTS                          Facility                             Illinois                    and building
CORPORATION

SYBRON                            Manufacturing and                    Penfield,                   Ownership of a
ACQUISITION                       Office Buildings                     New York;                   75.26% interest in
COMPANY                                                                Portsmouth,                 land and buildings
                                                                       New Hampshire;              (1)
                                                                       Dubuque, Iowa;
                                                                       Glendora, California;
                                                                       Romulus, Michigan

     LEASE                                                                                         TYPE OF OWNERSHIP
    OBLIGOR                       TYPE OF PROPERTY                     LOCATION                        INTEREST
    -------                       ----------------                     --------                        --------
UNITED STATIONERS                 Office/Warehouse                     San Antonio, Texas;         Ownership of land
SUPPLY CO.                        Facility                             Memphis, Tennessee;         and buildings (1)
                                                                       New Orleans, Louisiana

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

ORBITAL SCIENCES                  Engineering &                        Chandler,                   Ownership of a 42%
CORPORATION                       Fabrication                          Arizona                     interest in land and
                                  Facility                                                         buildings (1)

FURON COMPANY                     Manufacturing, Office                New Haven,                  Ownership of a 32.28%
                                  and Warehouse                        Connecticut;                interest in land and
                                  Facilities                           Mickleton, New Jersey;      buildings (1)
                                                                       Aurora and Mantua, Ohio;
                                                                       Bristol, Rhode Island;
                                                                       Mt. Pleasant, Texas;
                                                                       Milwaukee, Wisconsin.

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

WINN-DIXIE                        Supermarket                          Brewton, Alabama            Ownership of building (2)
MONTGOMERY, INC.

ALLIED PLYWOOD,                   Manufacturing/                       Manassas, Virginia          Ownership of a 62.963%
INC.                              Office building                                                  interest in land and building

     (3)                          Manufacturing/                       Fredricksburg,              Ownership of a
                                  Office building                      Virginia                    62.963% interest
                                                                                                   in land and building

HOTEL CORPORATION                 Hotel                                Topeka, Kansas              50% ownership of a limited
OF AMERICA                                                                                         partnership which owns
                                                                                                   land and building (1)


(1) These properties are encumbered by mortgage notes payable.
(2) This property is subject to a ground lease.
(3) Property is currently vacant.

                  The material terms of Registrant's leases with its significant tenants are summarized in the following table:

                Partnership's
                 Share of                  Current    Lease
Lease            Current       Square      Rent Per   Expiration  Renewal  Ownership           Terms of               Gross
Obligor        Annual Rent     Footage     Sq.Ft.(1)  (Mo/Year)   Terms    Interest            Purchase Option        Costs (2)
-------        -----------     -------     ---------  ---------   -----    --------            ---------------        ---------
Sybron        $2,491,920        705,900     $ 4.69      12/13        YES   75.26% interest;    The greater of         $19,006,229
Acquisition                                                                remaining interest  fair market value or
Corp. (2)                                                                  owned by            $18,897,786 and any
                                                                           Corporate Property  prepayment premium.
                                                                           Associates 7
                                                                           ("CPA(R):7")

Dr Pepper      1,999,000        721,947       5.54      06/14        YES   50% interest;       The greater of          14,166,870
Bottling                                                                   remaining interest  fair market value
Company                                                                    owned by            of the property
of Texas                                                                   Corporate Property  or $14,100,000
                                                                           Associates 9
                                                                           ("CPA(R):9")

Advanced       1,671,830         76,000      33.15      06/97        NO    66.36% interest;      N/A                   11,273,101
System                                                                     remaining
Applications,                                                              interest owned
Inc.                                                                       by CPA(R):7


U.S. Postal      479,640         40,000      18.07      04/06        NO    66.36% interest;      N/A                           (4)
Service                                                                    remaining
                                                                           interest owned
                                                                           by CPA(R):7

Orbital          977,378        280,000       7.95      09/09        YES   42% interest;         N/A                    8,042,376
Sciences                                                                   remaining
Corporation                                                                interest owned
                                                                           by CPA(R):9

Amerisig, Inc. 1,005,927        270,500       3.72      06/08        YES   100%                The greater of fair      7,685,497
                                                                                               market value or
                                                                                               $7,685,000 (less
                                                                                               other amounts
                                                                                               stated in lease)
  Dekalb         403,773 (3)    432,559       3.64      12/09        YES   26.43% interest;      N/A                    3,237,611
  County,                                                                  remaining interest
  Georgia                                                                  owned by CPA(R):9

NVRyan,          459,072        179,741       4.06      03/14        YES   62.963% interest;     N/A                    3,387,605
L.P.                                                                       remaining interest
                                                                           owned by CPA(R):7
High Voltage
Engineering
Corporation:
  Sterling,      578,757 (3)     70,000       8.27      11/13        YES   100%                The greater of fair      4,053,778
  MA                                                                                           market value or
                                                                                               $4,050,000 and
                                                                                               any prepayment
                                                                                               premium.

  Lancaster,     600,262 (3)     70,712       8.49      11/13        YES   100%                The greater of fair      5,605,217
  PA                                                                                           market value or
                                                                                               $5,600,000 and
                                                                                               any prepayment
                                                                                               penalty.

Furon            779,901        699,870       3.45      07/07        YES   32.28% interest;    For the Twinsburg,       7,058,380
Company                                                                    remaining           Ohio and Liverpool,
                                                                           interest owned      Pennsylvania
                                                                           by CPA(R):9         properties only;
                                                                                               a sublessee has
                                                                                               an option to purchase
                                                                                               the properties for
                                                                                               the greater of
                                                                                               fair market value
                                                                                               or $468,060 and
                                                                                               any prepayment
                                                                                               premium.

                Partnership's
                 Share of                  Current    Lease
Lease            Current       Square      Rent Per   Expiration  Renewal  Ownership           Terms of               Gross
Obligor        Annual Rent     Footage     Sq.Ft.(1)  (Mo/Year)   Terms    Interest            Purchase Option        Costs (2)
-------        -----------     -------     ---------  ---------   -----    --------            ---------------        ---------

Detroit       $  729,078      2,730,750      $1.34      06/10        YES   20% interest;         N/A                  $ 6,301,384
Diesel                                                                     remaining
Corporation                                                                interest owned
                                                                           by CPA(R):9

AutoZone,        525,003         54,000       9.72      08/13        YES   100%                  N/A                    4,649,805
Inc.

United
Stationers       812,708        197,321       4.12      03/10        YES   100%                  N/A                    3,898,038
Supply
Company, Inc.

Mayfair          460,755         84,197       5.47      12/03        YES   100%                The greater of           3,254,356
Molded                                                                                         fair market value or
Products                                                                                       $3,250,000 and any
Corporation                                                                                    prepayment premium.

(1) Represents rent per square foot when combined with rents applicable to tenants-in-common.

(2) Includes original cost of investment and net increases or decreases to net investment subsequent to purchase.

(3) A portion of the rent is variable, based on changes in monthly mortgage debt service requirements on the properties.

(4) Included in gross cost of Advance System Applications, Inc. property


                  The material terms on the mortgage debt of Registrant's properties are summarized in the following table:

                                      Mortgage
                  Annual Interest     Balance      Annual Debt  Maturity   Estimated Payment
 Lease Obligor         Rate           12/31/96       Service      Date     Due at Maturity     Prepayment Provisions
 -------------         ----           --------       -------      ----     ---------------     ---------------------
Sybron
Acquisition
Company               11.25%         $10,770,776    $1,420,954  01/01/99    $10,282,000        Loan may be prepaid in full or
                                                                                               in part (in multiples of
                                                                                               $100,000) with a prepayment
                                                                                               premium based on a formula based
                                                                                               on the rate for U.S. Treasury
                                                                                               notes.
Dr Pepper Bottling
Company of Texas      11.85            7,821,034     1,060,108  07/01/99      7,420,395        Loan may be prepaid in full or
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

                  The material terms on the mortgage debt of Registrant's properties is summarized in the following table:

                                      Mortgage
                  Annual Interest     Balance      Annual Debt  Maturity   Estimated Payment
 Lease Obligor         Rate           12/31/96       Service      Date     Due at Maturity     Prepayment Provisions
 -------------         ----           --------       -------      ----     ---------------     ---------------------
ASG Acquisition
Corp./American
Signature:
  Olive Branch, MS     9.25           $3,947,300       405,799  04/01/01    $3,563,000         The lease may be paid in whole
  Dekalb County, GA    9.20(1)         1,665,627       188,733  04/01/01     1,500,000         or in part with a 1% premium


High Voltage
Engineering
Corporation:
  Sterling, MA         7.34            1,676,433       163,279  12/01/98      2,453,000        Loan may be prepaid in full at
                                                                                               any time with no prepayment
                                                                                               premium if paid within 30 days
                                                                                               of an interest adjustment
                                                                                               date, June 1st or December
                                                                                               1st.

  Lancaster, PA        7.491           2,622,770       255,441  12/01/98      1,561,000        Loan may be prepaid in full at
                                                                                               any time with no prepayment
                                                                                               premium if paid within 30 days
                                                                                               of an interest adjustment
                                                                                               date, June 1st or December
                                                                                               1st.

Orbital Sciences
Corporation           10.00            4,293,718       473,892  09/01/20    Fully amortizing   Loan may be prepaid with a
                                                                                               prepayment premium of 5% in
                                                                                               the 6th loan year and
                                                                                               decreasing .5% thereafter to
                                                                                               1%.

Furon Company         10.40            4,048,571       118,630  04/01/97      4,035,000


Detroit Diesel
Corporation            7.16            4,749,076       551,681  06/15/10    Fully amortizing   Loan may be prepaid with a
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

United
Stationers
Supply
Company, Inc.          7.34            2,348,134       211,438  12/01/99      2,224,000        Loan may be prepaid with a
                                                                                               prepayment premium based on 180
                                                                                               days of interest at the current
                                                                                               interest rate if paid thereafter.

                                     Mortgage
                  Annual Interest    Balance       Annual Debt   Maturity     Estimated Payment
 Lease Obligor         Rate          12/31/96        Service       Date       Due at Maturity     Prepayment Provisions
 -------------         ----          --------        -------       ----       ---------------     ---------------------
General Electric
Company               10.50%        $ 1,693,462 (3)  $215,558 (3)  05/01/98   $1,636,000(3)       Loan may not be prepaid.





(1) Variable rate based on the higher of lender's prime rate or the Federal Funds Rate.

(2) Variable rate equal to the lesser of 10% or the rate necessary to sell the bonds in a secondary market.

(3) Represents proportional amount from 50% interest in joint venture/limited partnership holding such mortgage debts.

Item 3.  Legal Proceedings.

                  As of the date hereof, Registrant is not a party to any material pending legal proceedings.



Item 4.  Submission of Matters to a Vote of Security Holders.

                  No matter was submitted during the fourth quarter of the year ended December 31, 1996 to a vote of security holders, through the solicitation of proxies or otherwise.


                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

                  Information with respect to Registrant's common equity is hereby incorporated by reference to page 29 of Registrant's Annual Report contained in Appendix A.


Item 6.  Selected Financial Data.

                  Selected Financial Data are hereby incorporated by reference to page 1 of Registrant's Annual Report contained in Appendix A.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                  Management's Discussion and Analysis are hereby incorporated by reference to pages 2 to 5 of Registrant's Annual Report contained in Appendix A.

Item 8.  Financial Statements and Supplementary Data.

                  The following financial statements and supplementary data are hereby incorporated by reference to pages 6 to 22 of Registrant's Annual Report contained in Appendix A:

         (i)   Report of Independent Accountants.
         (ii)  Balance Sheets as of December 31, 1995 and 1996.
         (iii) Statements of Income for the years ended December 31, 1994, 1995 and 1996.
         (iv) Statements of Partners' Capital for the years ended December 31, 1994, 1995 and 1996.
         (v) Statements of Cash Flows for the years ended December 31, 1994, 1995 and 1996.
         (vi)  Notes to Financial Statements.

Item 9.      Disagreements on Accounting and Financial Disclosure.

                  NONE

                                    PART III


Item 10.     Directors and Executive Officers of the Registrant.


                  Registrant has no directors or officers. The directors and executive officers of the Corporate General Partner are as follows:

                                                                                                   Has Served as a
                                                                                                   Director and/or
         Name                         Age        Positions Held                                    Officer Since (1)
         ----                         ---        --------------                                    -----------------

William Polk Carey                    66    Chairman of the Board                                          10/87
                                            Director
Francis J. Carey                      71    President                                                      10/87
                                            Director
George E. Stoddard                    80    Chairman of the Investment Committee                           10/87
                                            Director
Madelon DeVoe Talley                  65    Vice Chairman of the Board                                     10/87
                                            Director
Stephen H. Hamrick                    45    Director                                                       10/87
Lawrence R. Klein                     76    Chairman of the Economic Policy                                10/87
                                                Committee
                                            Director
Barclay G. Jones III                  36    Executive Vice President                                       10/87
                                            Director
Claude Fernandez                      44    Executive Vice President                                       10/87
                                            Chief Administrative Officer
H. Augustus Carey                     39    Senior Vice President                                           8/88
Anthony S. Mohl                       34    Senior Vice President                                          10/87
John J. Park                          32    Senior Vice President                                           7/91
                                            Treasurer
Michael D. Roberts                    45    First Vice President                                            4/89
                                            Controller

(1) Each officer and director of the Corporate General Partner will hold office until the next annual meeting of the Board of Directors and thereafter until his successor shall have been elected and shall have qualified or until his prior death, resignation or removal.



                  William Polk Carey and Francis J. Carey are brothers. H. Augustus Carey is the nephew of William Polk Carey and the son of Francis J. Carey.


                  A description of the business experience of each officer and director of the Corporate General Partner is set forth below:

                  William Polk Carey, Chairman and Chief Executive Officer, has been active in lease financing since 1959 and a specialist in net leasing of corporate real estate property since 1964. Before founding W.P. Carey & Co., Inc. ("W.P. Carey") in 1973, he served as Chairman of the Executive Committee of Hubbard,

Westervelt & Mottelay (now Merrill Lynch Hubbard), head of Real Estate and Equipment Financing at Loeb Rhoades & Co. (now Lehman Brothers), head of Real Estate and Private Placements, Director of Corporate Finance and Vice Chairman of the Investment Banking Board of duPont Glore Forgan Inc. A graduate of the University of Pennsylvania's Wharton School of Finance and Commerce, Mr. Carey is a Governor of the National Association of Real Estate Investment Trusts (NAREIT). He also serves on the boards of The Johns Hopkins University, The James A. Baker III Institute for Public Policy at Rice University, Templeton College of Oxford University and other educational and philanthropic institutions. He founded the Visiting Committee to the Economics Department of the University of Pennsylvania and co-founded with Dr. Lawrence R. Klein the Economics Research Institute at that University. Mr. Carey is also a Director of CPA(R):10, CIP(TM) and CPA(R):12.

                  Francis J. Carey was elected President and a Managing Director of W.P. Carey in April 1987, having served as a Director since its founding in 1973. Prior to joining the firm full-time, he was a senior partner in Philadelphia, head of the Real Estate Department nationally and a member of the executive committee of the Pittsburgh based firm of Reed Smith Shaw & McClay, counsel for Registrant, the General Partners, the CPA(R) Partnerships, W.P. Carey and some of its affiliates. He served as a member of the Executive Committee and Board of Managers of the Western Savings Bank of Philadelphia from 1972 until its takeover by another bank in 1982 and is former chairman of the Real Property, Probate and Trust Section of the Pennsylvania Bar Association. Mr. Carey served as a member of the Board of Overseers of the School of Arts and Sciences of the University of Pennsylvania from 1983 through 1990. He has also served as a member of the Board of Trustees of the Investment Program Association since 1990 and on the Business Advisory Council of the Business Council for the United Nations since 1994. He holds A.B. and J.D. degrees from the University of Pennsylvania. Mr. Carey is also a Director of CPA(R):10 and CIP(TM).

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

                  Madelon DeVoe Talley, Vice Chairman, is a member of the New York State Controller's Investment Committee, a Commissioner of the Port Authority of New York and New Jersey, former CIO of New York State Common Retirement Fund and a Trustee of the New York State Teachers Retirement System. She also served as a managing director of Rothschild, Inc. and as the President of its asset management division. Mrs. Talley was also a former Governor of the N.A.S.D. and a director of Biocraft Laboratories, a New York Stock Exchange company. She is an alumna of Sarah Lawrence College and the graduate school of International and Public Affairs at Columbia University.

                  Stephen H. Hamrick is the former Managing Director of Wall Street Investor Services, where he completed the turnaround and sale of a bank based brokerage business. Previously, he was for six years the Director of Private Investments for PaineWebber Incorporated. From 1975 until joining PaineWebber in 1988, Mr. Hamrick was associated with E.F. Hutton & Company (and the successor firm Shearson Lehman Hutton Inc.), where he held the position of First Vice President and National Director of Private Placements. Mr. Hamrick is a former Chairman of the Securities Industry Association's Direct Investment Committee and a former Chairman of the Investment Program Association. He is a Certified Financial Planner and was graduated with degrees in English and Economics from Duke University.

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

                  Barclay G. Jones III, Executive Vice President, Managing Director, and head of the Investment Department. Mr. Jones joined W.P. Carey as Assistant to the President in July 1982 after his graduation from the Wharton School of the University of Pennsylvania, where he majored in Finance and Economics. He was elected to the Board of Directors of W.P. Carey in April 1992. Mr. Jones is also a Director of the Wharton Business School Club of New York.

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

                  H. Augustus Carey, Senior Vice President, returned to W.P. Carey in 1988 and is President of W.P. Carey's broker-dealer subsidiary. Mr. Carey previously worked for W.P. Carey from 1979 to 1981 as Assistant to the President. Prior to rejoining W.P. Carey, Mr. Carey served as a loan officer of the North American Department of Kleinwort Benson Limited in London, England. He received an A.B. from Amherst College in 1979 and an M.Phil. in Management Studies from Oxford University in 1984. Mr. Carey is a trustee of the Oxford Management Centre Associates Council.

                  Anthony S. Mohl, Senior Vice President and Director of Portfolio Management, joined W.P. Carey & Co., in 1987 as Assistant to the President after receiving his M.B.A. from the Columbia University Graduate School of Business. Mr. Mohl was employed as an analyst in the strategic planning group at Kurt Salmon Associates after receiving an undergraduate degree from Wesleyan University.

                  John J. Park, Senior Vice President, Treasurer and Director of Research, joined W.P. Carey as an Investment Analyst in December 1987. Mr. Park received his undergraduate degree from Massachusetts Institute of Technology and his M.B.A. in Finance from New York University.

                  Michael D. Roberts joined W. P. Carey as a Second Vice President and Assistant Controller in April 1989 and is currently First Vice President and Controller. Prior to joining W.P. Carey, Mr. Roberts was employed by Coopers & Lybrand for over 8 years, where he attained the title of audit manager. A certified public accountant, Mr. Roberts received a B.A. in sociology from Brandeis University and an M.B.A. from Northeastern University.

                  The officers and directors of W.P. Carey are substantially the same as above.


Item 11.     Executive Compensation.

                  Under the Amended Agreement of Limited Partnership of Registrant (the "Agreement"), 9% of Distributable Cash From Operations, as defined, is payable to the Corporate General Partner and 1% of Distributable Cash From Operations is payable to the Individual General Partner. The Corporate General Partner and the Individual General Partner received $65,487 and $589,382, respectively, from Registrant as their share of Distributable Cash From Operations during the year ended December 31, 1996. As owner of 100 Limited Partnership Units, the Corporate General Partner received cash distributions of $8,721 ($87.21 Unit) during the year ended December 31, 1996. See Item 6 for the net income allocated to the General Partners under the Agreement. Registrant is not required to pay, and has not paid, any remuneration to the officers or directors of the Corporate General Partner, W.P. Carey or any other affiliate of Registrant during the year ended December 31, 1996.

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

Item 12.     Security Ownership of Certain Beneficial Owners and
             Management.

                  As of December 31, 1996, no person owned of record, or was known by Registrant to own beneficially more than 5% of the Limited Partnership Units of Registrant.

                  The following table sets forth as of March 15, 1997 certain information as to the ownership by directors and executive officers of securities of Registrant:

                                                                           Number of Units
                                     Name of                                and Nature of                    Percent
Title of Class                  Beneficial Owner                         Beneficial Ownership                of Class
--------------                  ----------------                         --------------------                --------
Limited Partnership
  Units of Registrant           William Polk Carey (1)                        108    units                      .16
                                Francis J. Carey                               15                               .02
                                George E. Stoddard
                                Madelon DeVoe Talley
                                Stephen H. Hamrick
                                Barclay G. Jones III
                                Lawrence R. Klein
                                Claude Fernandez
                                Augustus Carey                                 20                               .03
                                Anthony S. Mohl
                                John J. Park
                                Michael D. Roberts
                                                                              ---                               ---
All executive officers
and directors as a
group (12 persons)                                                            143    units                      .21%
                                                                              ===                               ===





(1) As of March 15, 1997, the Corporate General Partner, Eighth Carey Corporate Property, Inc., owned 100 Limited Partnership Units of Registrant. William Polk Carey, the majority shareholder of the Corporate General Partner, is the beneficial owner of these Units.


                  There exists no arrangement, known to Registrant, the operation of which may at a subsequent date result in a change of control of Registrant.



Item 13.     Certain Relationships and Related Transactions.

                  For a description of transactions and business relationships between Registrant and its affiliates and their directors and officers, see Notes 2 and 3 to the Financial Statements in Item 8. Michael B. Pollack, Senior Vice President and Secretary of the Corporate General Partner, is a partner of Reed Smith Shaw & McClay which is engaged to perform legal services for Registrant.

                  No officer or director of the Corporate General Partner, W.P. Carey, or any other affiliate of Registrant or any member of the immediate family or associated organization of any such officer or director was indebted to Registrant at any time since the beginning of Registrant's last fiscal year.

                                     PART IV




Item 14.     Exhibits, Financial Statement Schedules and Reports on
             Form 8-K

    (a) 1.        Financial Statements:

                  The following Financial Statements are filed as a part of this
Report:

    Report of Independent Accountants.

    Balance Sheets, December 31, 1995 and 1996

    Statements of Income for the years ended December 31, 1994, 1995 and 1996

    Statements of Partners' Capital for the years ended December 31, 1994, 1995 and 1996

    Statements of Cash Flows for the years ended December 31, 1994, 1995 and
    1996

    Notes to Financial Statements.




    The financial statements are hereby incorporated by reference to pages 6 to 22 of Registrant's Annual Report contained in Appendix A.



    (a) 2.        Financial Statement Schedule:

                  The following schedule is filed as a part of this Report:

    Schedule III -Real Estate and Accumulated Depreciation as of December 31, 1996.

    Notes to Schedule III.



    Schedule III and notes thereto are hereby incorporated by reference to pages 23 to 25 of Registrant's Annual Report contained in Appendix A.





                  Financial Statement Schedules other than those listed above are omitted because the required information is given in the Financial Statements or the Notes thereto, or because the conditions requiring their filing do not exist.

    (a) 3.        Exhibits:

                  The following exhibits are filed as part of this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

   Exhibit                                                                                     Method of
     No.             Description                                                                Filing
     ---             -----------                                                                ------
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

     4.6       Master Mortgage, Deed of Trust, Deed to Secure Debt,                     Filed as Exhibit 28(H)(5)
               with Uniform Commercial Code Security Agreement and                      to Registrant's Post-
               with Assignment of Leases, Rents and Profits among                       Effective Amendment No. 1
               Registrant, Theodore Tumminello and Pan American Life                    to Form S-11
               Insurance Company.

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
               West, as Mortgagee (Massachusetts properties).                           to Form S-11

   Exhibit                                                                                     Method of
     No.             Description                                                                Filing
     ---             -----------                                                                ------
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

     4.14      Note Agreement dated December 21, 1988                                   Filed as Exhibit 4.1
               among New England Mutual Life Insurance                                  to Registrant's Form 8-K
               Company ("New England"), Registrant and CPA(R):7.                        dated May 18, 1989

     4.15      $15,000,000 Secured Note from Registrant                                 Filed as Exhibit 4.2
               and CPA(R):7 to New England dated                                        to Registrant's Form 8-K
               December 22, 1988.                                                       dated May 18, 1989

     4.16      Deed of Trust and Security Agreement dated December 21,                  Filed as Exhibit 4.3
               1988 between Registrant and CPA(R):7, as Trustor, and New                to Registrant's Form 8-K
               England, as Beneficiary, covering the California Property.               dated May 18, 1989

     4.17      Mortgage and Security Agreement dated December 21, 1988                  Filed as Exhibit 4.4
               between Registrant and CPA(R):7, as Mortgagor, and New                   to Registrant's Form 8-K
               England, as Mortgagee, covering the Iowa Property.                       dated May 18, 1989

     4.18      Mortgage and Security Agreement dated December 21, 1988                  Filed as Exhibit 4.5
               between Registrant and CPA(R):7, as Mortgagor, and New                   to Registrant's Form 8-K
               England, as Mortgagee, covering the Michigan Property.                   dated May 18, 1989

     4.19      Mortgage and Security Agreement dated December 21, 1988                  Filed as Exhibit 4.6
               between Registrant and CPA(R):7, as Mortgagor, and New                   to Registrant's Form 8-K
               England, as Mortgagee, covering the New Hampshire Property.              dated May 18, 1989

     4.20      Mortgage and Security Agreement dated December 21, 1988                  Filed as Exhibit 4.7
               between Registrant and CPA(R):7, as Mortgagor, and New                   to Registrant's Form 8-K
               England, as Mortgagee, covering the New York Property.                   dated May 18, 1989

     4.21      Assignment of Leases, Rents and Guaranty dated December                  Filed as Exhibit 4.8
               21, 1988 between Registrant and CPA(R):7, as Assignor, to                to Registrant's Form 8-K
               New England, as Assignee, covering the California Property.              dated May 18, 1989

     4.22      Assignment of Leases, Rents and Guaranty dated December                  Filed as Exhibit 4.9
               21, 1988 between Registrant and CPA(R):7, as Assignor, to                to Registrant's Form 8-K
               New England, as Assignee, covering the Iowa Property.                    dated May 18, 1989

     4.23      Assignment of Leases, Rents and Guaranty dated December                  Filed as Exhibit 4.10
               21, 1988 between Registrant and CPA(R):7, as Assignor, to                to Registrant's Form 8-K
               New England, as Assignee, covering the Michigan Property.                dated May 18, 1989

     4.24      Assignment of Leases, Rents and Guaranty dated December                  Filed as Exhibit 4.11
               21, 1988 between Registrant and CPA(R):7, as Assignor, to New            to Registrant's Form 8-K
               England, as Assignee, covering the New Hampshire Property.               dated May 18, 1989

   Exhibit                                                                                     Method of
     No.             Description                                                                Filing
     ---             -----------                                                                ------
     4.25      Assignment of Leases, Rents and Guaranty dated December                  Filed as Exhibit 4.12
               21, 1988 between Registrant and CPA(R):7, as Assignor, to                to Registrant's Form 8-K
               New England, as Assignee, covering the New York Property.                dated May 18, 1989

     4.26      $2,250,000 Promissory Note dated February 3, 1989                        Filed as Exhibit 4.13
               between Registrant and CPA(R):9, as Borrower,                            to Registrant's Form 8-K
               and New England, as Lender.                                              dated May 18, 1989

     4.27      Mortgage and Security Agreement dated February 3, 1989                   Filed as Exhibit 4.14
               between Registrant and CPA(R):9, as Borrower,                            to Registrant's Form 8-K
               and New England, as Lender.                                              dated May 18, 1989

     4.28      Assignment of Leases and Rents dated February 3, 1989                    Filed as Exhibit 4.15
               between Registrant and CPA(R):9, as Borrower,                            to Registrant's Form 8-K
               and New England, as Lender.                                              dated May 18, 1989

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

     4.48      Assumption and Modification Agreement dated                              Filed as Exhibit 4.4
               September 29, 1989 by and among First Interstate, as                     to Registrant's Form 8-K
               Lender, SDC, as Original Borrower, Orbital Sciences                      dated November 16, 1989
               Corporation ("OSC"), as Guarantor, and Registrant
               and CPA(R):9, as Assuming Borrower.

     4.49      Assignment of Rents, Leases and Guaranty dated                           Filed as Exhibit 4.5
               September 29, 1989 from Registrant and CPA(R):9,                         to Registrant's Form 8-K
               as Assignor, to First Interstate, as Assignee.                           dated November 16, 1989

   Exhibit                                                                                     Method of
     No.             Description                                                                Filing
     ---             -----------                                                                ------
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

     4.61      $1,000,000 Extendable Secured Note dated January 29,                     Filed as Exhibit 4.1
               1990 from Registrant and CPA(R):9 to Commercial Union                    to Registrant's Form 8-K
               Life Insurance Company of America ("Commercial").                        dated March 12, 1990

     4.62      $1,000,000 Extendable Secured Note dated January 29,                     Filed as Exhibit 4.2
               1990 from Registrant and CPA(R):9 to Ministers Life - A                  to Registrant's Form 8-K
               Mutual Life Insurance Company ("Ministers").                             dated March 12, 1990

     4.63      $1,500,000 Extendable Secured Note dated January 29,                     Filed as Exhibit 4.3
               1990 from Registrant and CPA(R):9 to The North Atlantic                  to Registrant's Form 8-K
               Life Insurance Company of America ("North Atlantic").                    dated March 12, 1990

   Exhibit                                                                                     Method of
     No.             Description                                                                Filing
     ---             -----------                                                                ------
     4.64      $5,000,000 Extendable Secured Note dated                                 Filed as Exhibit 4.4
               January 29, 1990 from Registrant and CPA(R):9                            to Registrant's Form 8-K
               to Northern Life Insurance Company ("Northern").                         dated March 12, 1990

     4.65      $5,000,000 Extendable Secured Note dated January 29,                     Filed as Exhibit 4.5
               1990 from Registrant and CPA(R):9 to Northwestern                        to Registrant's Form 8-K
               National Life Insurance Company ("Northwestern").                        dated March 12, 1990

     4.66      $500,000 Extendable Secured Note dated January 29,                       Filed as Exhibit 4.6
               1990 from Registrant and CPA(R):9 to TNB Stock                           to Registrant's Form 8-K
               Company, FAO Texas Life Insurance Custody Account.                       dated March 12, 1990

     4.67      Note Purchase Agreement dated as of January 1, 1990 between              Filed as Exhibit 4.7
               Registrant and CPA(R):9, as Sellers, and Commercial, Ministers,          to Registrant's Form 8-K
               North Atlantic, Northern, Northwestern and Texas Life                    dated March 12, 1990
               Insurance Company (collectively, the "Lenders"), as Purchasers.

     4.68      Combination Open-end Mortgage Deed, Security                             Filed as Exhibit 4.8
               Agreement and Fixture Financing Statement dated January                  to Registrant's Form 8-K
               29, 1990 between Registrant and CPA(R):9, as Mortgagors,                 dated March 12, 1990
               and the Lenders, as Mortgagees (New Haven Premises).

     4.69      Combination Open-end Mortgage Deed, Security                             Filed as Exhibit 4.9
               Agreement and Fixture Financing Statement dated January                  to Registrant's Form 8-K
               29, 1990 between Registrant and CPA(R):9, as Mortgagors,                 dated March 12, 1990
               and the Lenders, as Mortgagees (Mickleton Premises).

     4.70      Combination Open-end Mortgage Deed, Security                             Filed as Exhibit 4.10
               Agreement and Fixture Financing Statement dated January                  to Registrant's Form 8-K
               29, 1990 between Registrant and CPA(R):9, as Mortgagors,                 dated March 12, 1990
               and the Lenders, as Mortgagees (Aurora and Mantua Premises).

     4.73      Combination Mortgage Deed, Security Agreement and                        Filed as Exhibit 4.13
               Fixture Financing Statement dated January 29, 1990                       to Registrant's Form 8-K
               between Registrant and CPA(R):9, as Mortgagors,                          dated March 12, 1990
               and the Lenders, as Mortgagees (Bristol Premises).

     4.74      Combination Deed of Trust, Security Agreement and                        Filed as Exhibit 4.14
               Fixture Financing Statement dated January 29, 1990                       to Registrant's Form 8-K
               between Registrant and CPA(R):9, as Mortgagors, and                      dated March 12, 1990
               the Lenders, as Mortgagees (Mt. Pleasant Premises).

     4.75      Combination Mortgage, Security Agreement and                             Filed as Exhibit 4.15
               Fixture Financing Statement dated January 29, 1990                       to Registrant's Form 8-K
               between Registrant and CPA(R):9, as Mortgagors, and                      dated March 12, 1990
               the Lenders, as Mortgagees (Milwaukee Premises).

     4.76      Agreement and Assignment of Lessors' Interest in Leases                  Filed as Exhibit 4.16
               dated January 29, 1990 by Registrant and CPA(R):9,                       to Registrant's Form 8-K
               as Lessors, and the Lenders (New Haven Premises).                        dated March 12, 1990

     4.77      Agreement and Assignment of Lessors' Interest in Leases                  Filed as Exhibit 4.17
               dated January 29, 1990 by Registrant and CPA(R):9, as                    to Registrant's Form 8-K
               Lessors, and the Lenders (Mickleton Premises).                           dated March 12, 1990

   Exhibit                                                                                     Method of
     No.             Description                                                                Filing
     ---             -----------                                                                ------
     4.78      Agreement and Assignment of Lessors' Interest in Leases                  Filed as Exhibit 4.18
               dated January 29, 1990 by Registrant and CPA(R):9, as                    to Registrant's Form 8-K
               Lessors, and the Lenders (Aurora, Mantua and Twinsburg                   dated March 12, 1990
               Premises).

     4.80      Agreement and Assignment of Lessors' Interest in Leases                  Filed as Exhibit 4.20
               dated January 29, 1990 by Registrant and CPA(R):9,                       to Registrant's Form 8-K
               as Lessors, and the Lenders (Bristol Premises).                          dated March 12, 1990

     4.81      Agreement and Assignment of Lessors' Interest in Leases                  Filed as Exhibit 4.21
               dated January 29, 1990 by Registrant and CPA(R):9,                       to Registrant's Form 8-K
               as Lessors, and the Lenders (Mt. Pleasant Premises).                     dated March 12, 1990

     4.82      Agreement and Assignment of Lessors' Interest in Leases                  Filed as Exhibit 4.22
               dated January 29, 1990 by Registrant and CPA(R):9,                       to Registrant's Form 8-K
               as Lessors, and the Lenders (Milwaukee Premises).                        dated March 12, 1990

     4.83      $6,750,000 Real Estate Note dated January 30, 1990                       Filed as Exhibit 4.23
               from Registrant and CPA(R):9, as Maker, to Creditanstalt-                to Registrant's Form 8-K
               Bankverein (the "Bank"), as Holder.                                      dated March 12, 1990

     4.84      Deed to Secure Debt and Security Agreement dated                         Filed as Exhibit 4.24
               January 30, 1990 between Registrant and CPA(R):9, as                     to Registrant's Form 8-K
               Borrower, and the Bank, as Lender.                                       dated March 12, 1990

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

   Exhibit                                                                                     Method of
     No.             Description                                                                Filing
     ---             -----------                                                                ------
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

    10.14      Assignment of Lease and Assumption of Agreement dated                    Filed as Exhibit 10.5
               December 21, 1988 between SDC-GESCO Associates,                          to Registrant's Form 8-K
               as Assignor, and Registrant and CPA(R):9, as Assignee.                   dated May 18, 1989

    10.15      Lease Agreement dated December 21, 1988                                  Filed as Exhibit 10.6
               between Registrant and CPA(R):7, as Landlord,                            to Registrant's Form 8-K
               and Ormco Corporation, as Tenant.                                        dated May 18, 1989

    10.16      Lease Agreement dated December 21, 1988 between                          Filed as Exhibit 10.7
               Registrant and CPA(R):7, as Landlord, and Barnstead                      to Registrant's Form 8-K
               Thermolyne Corporation, as Tenant.                                       dated May 18, 1989

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

    10.20      Guaranty and Suretyship Agreement dated                                  Filed as Exhibit 10.11
               December 21, 1988 from Sybron Acquisition                                to Registrant's Form 8-K
               Company to Registrant and CPA(R):7.                                      dated May 18, 1989

   Exhibit                                                                                     Method of
     No.             Description                                                                Filing
     ---             -----------                                                                ------
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

   Exhibit                                                                                     Method of
     No.             Description                                                                Filing
     ---             -----------                                                                ------
    10.34      Assignment of Rights Under Construction Contract                         Filed as Exhibit 10.4
               dated September 29, 1989 between SDC, as Assignor,                       to Registrant's Form 8-K
               and Registrant and CPA(R):9, as Assignee.                                dated November 16, 1989

    10.35      Lease Agreement dated December 29, 1989                                  Filed as Exhibit 10.1
               by and between Registrant and CPA(R):9, as                               to Registrant's Form 8-K
               Landlord, and Foote & Davies ("F&D"), as Tenant.                         dated January 25, 1990

    10.36      Guaranty and Suretyship Agreement dated December 29,                     Filed as Exhibit 10.2
               1989 by ASG Acquisition Corporation ("ASG"), as                          to Registrant's Form 8-K
               Guarantor, to Registrant and CPA(R):9, as Landlord.                      dated January 25, 1990

    10.37      Lease Agreement dated as of January 29, 1990                             Filed as Exhibit 10.1
               by and between Registrant and CPA(R):9, as                               to Registrant's Form 8-K
               Landlord, and Furon, as Tenant.                                          dated March 12, 1990

    10.38      Sublease dated January 29, 1990 by and between Furon,                    Filed as Exhibit 10.2
               as Sublandlord, and CHR Industries, Inc., as Subtenant,                  to Registrant's Form 8-K
               and consented to by Registrant and CPA(R):9, as Landlord.                dated March 12, 1990

    10.39      Sublease dated January 29, 1990 by and between Furon, as                 Filed as Exhibit 10.3
               Sublandlord, and Bunnell Plastics, Inc., as Subtenant, and               to Registrant's Form 8-K
               consented to by Registrant and CPA(R):9, as Landlord.                    dated March 12, 1990

    10.40      Sublease dated January 29, 1990 by and between Furon, as                 Filed as Exhibit 10.4
               Sublandlord, and Dixon Industries Corporation, as Subtenant,             to Registrant's Form 8-K
               and consented to by Registrant and CPA(R):9, as Landlord.                dated March 12, 1990

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

    10.44      Agreement to Guaranty and Suretyship Agreement dated                     Filed as Exhibit 10.8
               as of January 30, 1990 made by ASG, as Guarantor,                        to Registrant's Form 8-K
               to Registrant and CPA(R):9, as Landlord.                                 dated March 12, 1990

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

   Exhibit                                                                                     Method of
     No.             Description                                                                Filing
     ---             -----------                                                                ------
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

               (a) Duval County, Florida (Atlantic Boulevard)

               (b) Duval County, Florida (Beach Boulevard)

               (c) Dougherty County, Georgia

               (d) Richmond County, Georgia

               (e) Glynn County, Georgia

               (f) Bibb County, Georgia

               (g) Bernalillo County, New Mexico

               (h) San Juan County, New Mexico

               (i) Lexington County, South Carolina

               (j) Harris County, Texas

               (k) Bexar County, Texas

    28.9       Letter of Intent dated May 24, 1988 from                                 Filed as Exhibit 28(I)
               Registrant to Michael I. Mil of Wozniak                                  to Registrant's Post-
               Industrial, regarding purchase of property                               Effective Amendment No. 1
               from Mayfair Molded Products Corporation in Illinois.                    to Form S-11

   Exhibit                                                                                     Method of
     No.             Description                                                                Filing
     ---             -----------                                                                ------
    28.10      Letter of Intent dated August 9, 1988 from                               Filed as Exhibit 28(J)
               Registrant and CPA(R):7 to ASA Plaza Venture II                          to Registrant's Post-
               and Advanced System Applications, Inc.,                                  Effective Amendment No. 1
               regarding purchase of property located in Illinois.                      to Form S-11

    28.11      Letter of Intent dated June 22, 1988 from Registrant to Clifford         Filed as Exhibit 28(K)
               Press of Hyde Park Holdings, Inc., regarding purchase of                 to Registrant's Post-
               property from High Voltage Engineering Corporation in                    Effective Amendment No. 1
               Lancaster County, Pennsylvania and Sterling, Massachusetts.              to Form S-11

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

   Exhibit                                                                                     Method of
     No.             Description                                                                Filing
     ---             -----------                                                                ------
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

   Exhibit                                                                                     Method of
     No.             Description                                                                Filing
     ---             -----------                                                                ------
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

   Exhibit                                                                                     Method of
     No.             Description                                                                Filing
     ---             -----------                                                                ------
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

   Exhibit                                                                                     Method of
     No.             Description                                                                Filing
     ---             -----------                                                                ------
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

   Exhibit                                                                                     Method of
     No.             Description                                                                Filing
     ---             -----------                                                                ------
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

    28.87      Quitclaim Deed dated January 29, 1990 from                               Filed as Exhibit 28.7
               Furon, as Grantor, to Registrant and                                     to Registrant's Form 8-K
               CPA(R):9, as Grantees (Bristol Premises).                                dated March 12, 1990

   Exhibit                                                                                     Method of
     No.             Description                                                                Filing
     ---             -----------                                                                ------
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

    28.96      Bill of Sale from DDC to Registrant                                      Filed as Exhibit 28.2
               and CPA(R):9.                                                            to Registrant's Form 8-K
                                                                                        dated July 13, 1990

    28.97      Assignment of Leases and Agreements from                                 Filed as Exhibit 28.3
               DDC to Registrant and CPA(R):9.                                          to Registrant's Form 8-K
                                                                                        dated July 13, 1990

    28.98      Co-tenancy Agreement between Registrant                                  Filed as Exhibit 28.4
               and CPA(R):9.                                                            to Registrant's Form 8-K
                                                                                        dated July 13, 1990

    28.99      Prospectus of Registrant                                                 Filed as Exhibit 28.99
               dated February 17, 1988                                                  to Form 10-K/A dated
                                                                                        September 24, 1993

Exhibit                                                             Method of
  No.       Description                                              Filing
  ---       -----------                                              ------
  28.100  Supplement dated June 22, 1988                    Filed as Exhibit 28.100
          to Prospectus dated February 17, 1988.            to Form 10-K/A dated
                                                            September 24, 1993

  28.101  Supplement dated August 31, 1988                  Filed as Exhibit 28.101
          to Prospectus dated February 17, 1988.            to Form 10-K/A dated
                                                            September 24, 1993

  28.102  Supplement dated November 22, 1988                Filed as Exhibit 28.102
          to Prospectus dated February 17, 1988.            to Form 10-K/A dated
                                                            September 24, 1993


   (b)      Reports on Form 8-K

            During the year ended December 31, 1996 Registrant was not required to file any reports on Form 8-K.

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        CORPORATE PROPERTY ASSOCIATES 8, L.P.,
                        a Delaware limited partnership

                        BY:   EIGHTH CAREY CORPORATE PROPERTY, INC.

   04/03/97             BY:    /s/ Claude Fernandez
----------------              ------------------------------------
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
                          Committee and Director            George E. Stoddard
                                                            Attorney in fact
                          Dr. Lawrence R. Klein             April 3, 1997
                          Chairman of the Economic Policy
                          Committee and Director

                          Madelon DeVoe Talley
                          Vice Chairman of the Board of
                          Directors and Director

   04/03/97         BY:    /s/ Claude Fernandez
--------------         -------------------------------------
     Date                 Claude Fernandez
                          Executive Vice President and
                          Chief Administrative Officer
                          (Principal Financial Officer)

   04/03/97         BY:    /s/ Michael D. Roberts
--------------         -------------------------------------
     Date                 Michael D. Roberts
                          First Vice President and Controller
                          (Principal Accounting Officer)

                                                         APPENDIX A TO FORM 10-K


                      CORPORATE PROPERTY ASSOCIATES 8, L.P.
                        - A DELAWARE LIMITED PARTNERSHIP



                                                              1996 ANNUAL REPORT

SELECTED FINANCIAL DATA
--------------------------------------------------------------------------------

(In thousands except per unit amounts)

                                           1992          1993           1994           1995           1996
                                         --------       -------       --------       --------       --------
OPERATING DATA:

   Revenues ......................       $ 13,660        14,364       $ 15,189       $ 15,454       $ 16,207

   Income before
   extraordinary item ............          4,312         5,258          6,012          8,338          9,453

   Income before
     extraordinary item
     allocated:
   To General Partners ...........            431           526            601            834            965
   To Limited Partners ...........          3,881         4,732          5,411          7,504          8,488
    Per unit .....................          57.29         69.84          79.86         110.93         125.60

   Distributions attributable (1):
          To General Partners ....            630           634            637            644            658
          To Limited Partners ....          5,669         5,702          5,729          5,799          5,919
      Per unit ...................          83.68         84.16          84.56          85.76          87.58

   Payment of mortgage
                 principal (2) ...            303           457            969          3,358          1,769


BALANCE SHEET DATA:

   Total assets ..................        120,971       120,670        116,323        114,890        108,629
   Long-term
     obligations (3) .............         49,526        62,098         57,908         52,324         39,084

(1) Includes distributions attributable to the fourth quarter of each fiscal year payable in the following fiscal year less distributions in the first fiscal quarter attributable to the prior year.

(2)  Represents scheduled mortgage principal amortization paid.

(3) Represents mortgage and note payable obligations due after more than one year.

MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------------------------------------------

            Results of Operations

            Net income increased by $1,115,000 as compared with the prior year. Current year income included the benefit of nonrecurring other income of $353,000. The increase in income was due to increases in lease revenues and income from equity investments and decreases in depreciation and interest expenses. This was partially offset by an increase in property expenses and a decrease in hotel operating income.

            The increase in lease revenues was primarily due to the commencement of the lease with the United States Postal Service (the "Postal Service") in May 1996, and, to a lesser extent, rent increases on the Detroit Diesel Corporation ("Detroit Diesel") and United Stationers Supply Co. ("Stationers") leases in 1995. The increase in equity income was due to the Partnership's share of income from its new investment in limited partnership units of American General Hospitality Operating Partnership L.P. (the "Operating Partnership") which it acquired on July 30, 1996 in exchange for its interest in the Holiday Inn New Orleans Airport in Kenner, Louisiana. The decrease in hotel earnings is attributable to the exchange as the operations were assumed by the Operating Partnership. The decrease in interest expense was due to the satisfaction of the mortgage loan on the Advanced System Application, Inc. ("ASA") property which fully amortized in March 1996, the satisfaction of the mortgage loan on the hotel property which obligation was assumed by the Operating Partnership in connection with the exchange of the hotel and the continuing principal amortization of other limited recourse mortgage loans. Depreciation decreased due to the disposition of the hotel property. The increase in property expenses was due to the Partnership's assuming the contractual responsibility for the operating costs including insurance, maintenance and real estate taxes at the ASA property, as described below, as required by a modification to the ASA lease in 1996 and the new lease with the Postal Service for a portion of the ASA property. Property expenses relating to the Amerisig, Inc. ("Amerisig") properties decreased as the Partnership's reached a settlement regarding the Amerisig leases. In connection with the settlement, the Partnership recognized other income of $224,000 as a result of being released from a security deposit obligation on the prior lease on one of the Amerisig properties. The Partnership also received $129,000 from its bankruptcy claim against the former lessee of the Kenner hotel property.

            Income before extraordinary items for the year ended December 31, 1995 increased by $2,326,000 as compared with the prior year. As adjusted for certain nonrecurring items including a writedown of properties by $1,104,000 to their estimated net realizable value, the increase in income would have been $2,096,000. The increase was due to increases in lease revenues and hotel operating income and decreases in interest and property expenses. Lease revenues increased due to the ASA lease modification in July 1994, a lease modification with Stationers in March 1995 and rent increases on the Partnership's lease with Orbital Sciences Corporation and the lease at one of the Amerisig properties in 1994. Hotel operating income reflects an increase in occupancy rates. Due to the renovation work performed in 1994, there were fewer rooms available. As described below, new leases with Amerisig were executed in 1996. The decrease in interest expense was primarily due to the accelerated amortization of the principal payments on the ASA mortgage loan. Property expense decreased due to lower leasing fees and lower costs incurred in the legal dispute relating to the enforcement of the lessees' obligations under the Amerisig leases.


            As more fully described in Note 14 to the Financial Statements, the Partnership entered into a lease modification agreement with ASA in 1994 which was structured so that the Partnership would receive above-market rents for a three-year period in exchange for consenting to the acceleration of the expiration of the lease terms. The Partnership's share of ASA's annual rent increased from $1,228,000 to $3,451,000 in exchange for releasing ASA from its lease obligations in June 1997 instead of June 2003. The modification required the consent of the mortgage lender on the ASA property and the Partnership was required to accelerate principal payments on the mortgage loan in order to fully amortize the loan in March 1996. Annual debt service increased by $2,126,000 during this period. The lease was further amended in 1996 and provided that the Partnership's share of ASA annual rent be decreased by $553,000 and that the Partnership pay the costs of maintenance, insurance and real state taxes. In exchange, the Partnership received all rents from an ASA subtenant and did not have to relinquish one-third of the rents from the Postal Service lease, which would have been required under the 1994 agreement. Operating results and cash flow from operations for 1996 reflect the full benefit of the ASA agreement. The benefit to operating results and cash flow for 1994 and 1995 was not as significant as in 1996 as the Partnership was also required to pay its share of the annual debt service of $2,655,000 on the ASA loan while debt service was eliminated after the first quarter of 1996. Accordingly, rental revenues and cash flow will decrease as any new leases are not expected to sustain the level reached on the ASA lease. Prior to the modifications, the Partnership's annual cash flow (rents, net of mortgage debt service) was $698,000. The Partnership is currently receiving annual rent of $480,000 from the Postal Service lease before operating costs. The Partnership has entered into preliminary discussions with the Postal Service regarding occupying additional space when ASA fully vacates the property. There is no assurance that the Postal Service will lease additional space. To the extent that either the Postal Service or other new lessees occupy available space at the ASA property, the Partnership will probably be required to fund additional improvements. It is expected that the ASA subtenant will vacate the facility at the end of the ASA lease term in June 1997.

            In July 1996, the Partnership exchanged its ownership interests in the hotel property in exchange for 493,664 units in the Operating Partnership, at which time the Partnership transferred the hotel operation to the Operating Partnership. Although hotel operating income represented approximately 18% and 20% of earnings in 1994 and 1995, as adjusted, Management believes that the Partnership would have had to continue to invest significant resources to fund the capital improvements needed to keep the operation competitive. The Partnership realized cash flow after debt service in 1995 of $1,184,000; however, the Partnership funded improvements of $798,000 in 1994. Management expects that the exchange will eliminate the uncertainty and fluctuation in cash flow related to operating a single hotel as the Operating Partnership owns a diversified portfolio of hotel properties. For the five-month period since the exchange, the Partnership has received approximately $337,000 in distributions (including a distribution in January 1997 for the quarter ended December 31, 1996). On an annualized basis, distributions from this investment, at current distribution rates, approximate $805,000. In July 1997, the Partnership will have the right to exchange its 493,664 units on a one-for-one basis for shares of common stock of American General Hospitality Corporation ("AGH"). AGH is a publicly-traded real estate investment trust. The quoted market value of a share of AGH common stock at March 15, 1997 was $28 resulting in an aggregate value of $13,823,000. The carrying value of this investment as of December 31, 1996 was $5,612,000.

            In 1992, the assets of the predecessor company of Amerisig were transferred to a creditor. In connection with the transfer, newly-formed subsidiaries of the creditor entered into short-term leases for the properties. The Partnership opposed such action asserting that it was contrary to the lease, and, therefore, not permissible. In May 1996, the Partnership reached a settlement with the creditor and Amerisig in which all litigation was withdrawn, the subleases were terminated and new leases with rental terms equivalent to the prior leases with the predecessor, were executed.

            Cash flow should benefit from rent increases scheduled on leases with Amerisig and High Voltage Engineering Corporation ("High Voltage") in 1998 and leases with Stationers and Mayfair Molded Products Corporation ("Mayfair") in 1999. Future cash flow may be affected by changes in interest rates as the Partnership's note payable of $5,102,000 is a variable rate obligation. Cash flow will not be significantly affected by the sale of two properties leased to Furon Company ("Furon") as a reduction in debt service offset a substantial portion of the reduction in Furon's rental obligation. The Partnership has a 50% equity interest in a property leased to General Electric Company, which lease ends in July 1998 and the Partnership has not received any indication as to whether the lessee will elect to renew the lease. The Partnership's share of cash flow from this equity investment in 1996 was $252,000.

            Because of the long-term nature of the Partnership's net leases, inflation and changing prices should not unfavorably affect the Partnership's revenues and net income or have an impact on the continuing operations of the Partnership's properties. Most of the Partnership's net leases have rent increases based on formulas indexed to increases in the Consumer Price Index ("CPI") or other periodic mandated increases which should increase revenues from these leases in the future. Future rent increases may be affected by changes in the method of the calculation of the CPI. Although there are indications that there may be legislation which considers changes to the method for calculating CPI, the Partnership cannot predict the outcome of any proposed changes relating to the CPI formula.

            Financial Condition

            Except for the ASA property and one vacant property, substantially all of the Partnership's properties are leased to corporate tenants under long-term net leases which generally require tenants to pay all operating expenses relating to the leased properties. The Partnership depends on cash flow from its leases to meet operating expenses, service its debt, fund distributions and maintain adequate cash reserves. In addition, the Partnership maintains a cash reserve for major outlays such as capital improvements and balloon debt payments. The Partnership's cash and cash equivalents were $4,850,145 at December 31, 1996.

            The Partnership's cash flow from operating activities of $10,948,000 in 1996 was sufficient to fund distributions to partners of $6,550,000 and $1,769,000 of scheduled principal payment installments on the Partnership's mortgage debt.

            The Partnership's investing activities in 1996 consisted of receiving $442,000 in connection with the sale of two properties and funding $414,000 of improvements at the ASA property in connection with paying for tenant improvements. In addition, the Partnership converted its interest in a hotel property in Kenner, Louisiana to units in the operating partnership of a publicly traded real estate investment trust. With this exchange the Partnership's need to commit funds for capital improvements has been substantially reduced. The Partnership should be able to fund any improvements relating to new leases at the ASA property from cash reserves. The Partnership is committed to fund up to $3,500,000 for an expansion of the Amerisig property in Olive Branch, Mississippi by no later than March 1998. The mortgage lender on the Olive Branch property has a commitment to supply $2,400,000 of financing for the expansion. The Partnership currently projects that it will fund the $1,100,000 of equity for the expansion project from cash reserves.

            As a real estate investment trust, AGH has an obligation to distribute 95% of its taxable income in order to retain its special Federal income tax status. Since AGH owns a majority of the Operating Partnership limited partnership units, the Operating Partnership may be expected to distribute a significant portion of its cash flow so that AGH can meet the tax distribution objective. Accordingly, with the exchange, the Partnership should achieve less fluctuation in cash flow than it did with direct ownership of a hotel. Further, with the option to exchange Operating Partnership units for AGH shares, the Partnership will have the opportunity to sell its interests at a readily determinable market value.

            The Partnership's financing activities in 1996 consisted primarily of using cash flow from operations to pay distributions and meet scheduled principal payment installment obligations. The Partnership refinanced the mortgage loan on the Olive Branch property at which time it paid off an existing loan on the property of $3,901,000. The existing loan had been a recourse obligation. A limited recourse loan on another Amerisig property, which had been scheduled to mature in January 1997, was extended. The ability to refinance and extend the Amerisig loans was based on the Partnership's ability to execute new long-term lease agreements. The Partnership also used cash reserves to retire an existing loan of $2,671,000 on properties leased to AutoZone, Inc. which had been scheduled to mature in August 1998. A mandatory prepayment of $288,000 was made in connection with the sale of the Furon properties. The retired loan had an annual interest rate of 10.5%. The limited recourse mortgage loan of $4,048,000 on the Furon properties which was originally scheduled to mature on January 1, 1997 has been extended until April 1, 1997. The Partnership is currently negotiating a refinancing of the Furon mortgage loan, and as it anticipates that the potential lender's due diligence will not be completed by April 1, 1997, a further extension will be requested. Although there is no assurance that the refinancing will occur, Management believes that since Furon has more than 10 years remaining on its initial lease term, the prospects for completing a refinancing of the loan are favorable.

            In the case of limited recourse mortgage financing which does not fully amortize over its term, the Partnership would be responsible for the balloon payment, but only to the extent of its interest in the encumbered property since the holder of each such obligation has recourse only to the property collateralizing such debt. The Partnership could refinance the loans, restructure the debt with existing lenders, evaluate its ability to satisfy the loan from existing cash reserves or sell the property and use the proceeds to satisfy the mortgage debt. In 1999, balloon payments of approximately $20,095,000 are scheduled on the mortgage loans collateralized by Sybron Acquisition Company ("Sybron"), Dr Pepper Bottling Company of Texas and High Voltage properties. Based on the existing long-term leases with these lessees, the Partnership believes that the loans can be refinanced. The Partnership's note payable of $5,102,000 is scheduled to mature in 1999.

The Partnership is currently considering whether to seek an extension of the loan. The Partnership is in compliance with the financial covenants of the loan agreement at December 31, 1996.

            A number of the Partnership's leases provide purchase options, generally at the greater of fair market value as encumbered by the lease or the Partnership's cost of acquiring the property. The purchase options on the properties leased to Sybron, Mayfair and High Voltage will be exercisable by the lessees in 1998 at the greater of (i) fair market value as encumbered by the lease or (ii) the Partnership's acquisition cost. In the event that these options are exercised, the Partnership would receive no less than $19,900,000 (based on the minimum purchase option price, net of amounts needed to pay the mortgage loans). If all the options are exercised, annual cash flow would decrease by $2,588,000. The Partnership has not received any indication from any of these lessees as to whether they intend to exercise their options. The lessee of a hotel property in Topeka, Kansas may exercise a purchase option at any time during its lease term. The option price would be based on the cash flow of the operations of the hotel.

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

            The General Partners care continuing to investigate ways to provide liquidity for limited partners on a tax effective basis.

                        REPORT of INDEPENDENT ACCOUNTANTS






To the Partners of
  Corporate Property Associates 8, L.P.:


            We have audited the accompanying balance sheets of Corporate Property Associates 8, L.P., a Delaware limited partnership, as of December 31, 1995 and 1996, and the related statements of income, partners' capital, and cash flows for each of the three years in the period ended December 31, 1996. We have also audited the financial statement schedule included on pages 23 to 25 of this Annual Report. These financial statements and financial statement schedule are the responsibility of the General Partners. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

            We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the General Partners, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

            In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Corporate Property Associates 8, L.P., a Delaware limited partnership, as of December 31, 1995 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, the Schedule of Real Estate and Accumulated Depreciation as of December 31, 1996, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the financial information required to be included therein pursuant to Securities and Exchange Commission Regulation S-X Rule 12-28.




                                                    /s/ Coopers & Lybrand L.L.P.
New York, New York
March 21, 1997

                     CORPORATE PROPERTY ASSOCIATES 8, L.P.,
                         a Delaware limited partnership

                                 BALANCE SHEETS

                           December 31, 1995 and 1996

                                                         1995                 1996
                                                    -------------        -------------
     ASSETS:

Real estate leased to others:
  Accounted for under the
    operating method:
      Land                                          $  16,215,476        $  16,102,755
      Buildings                                        42,873,222           42,890,140
                                                    -------------        -------------
                                                       59,088,698           58,992,895
      Accumulated depreciation                          8,945,959           10,293,440
                                                    -------------        -------------
                                                       50,142,739           48,699,455
  Net investment in direct financing leases            47,095,414           47,095,414
                                                    -------------        -------------
      Real estate leased to others                     97,238,153           95,794,869
Equity investments                                      1,234,480            6,513,068
Operating real estate, net of accumulated
  depreciation of $1,440,459 in 1995                    9,219,763
Cash and cash equivalents                               5,119,385            4,850,145
Accrued interest and rents receivable                     378,096              370,648
Other assets, net of accumulated amortization
  of $118,651 in 1995 and $155,759 in 1996              1,699,830            1,100,473
                                                    -------------        -------------
         Total assets                               $ 114,889,707        $ 108,629,203
                                                    =============        =============

     LIABILITIES:

Mortgage notes payable                              $  52,685,656        $  44,139,958
Note payable                                            5,102,144            5,102,144
Accrued interest payable                                  610,754              473,317
Accounts payable and accrued expenses                     522,575              274,822
Accounts payable to affiliates                            127,994              209,112
Security deposits                                         264,312                8,488
Prepaid and deferred rental income                        751,634              689,955
                                                    -------------        -------------
         Total liabilities                             60,065,069           50,897,796
                                                    -------------        -------------

Commitments and contingencies

     PARTNERS' CAPITAL:

General Partners                                         (412,915)            (103,774)
Limited Partners (67,582 Limited Partnership
  Units issued and outstanding)                        55,237,553           57,835,181
                                                    -------------        -------------
         Total partners' capital                       54,824,638           57,731,407
                                                    -------------        -------------
         Total liabilities and
         partners' capital                          $ 114,889,707        $ 108,629,203
                                                    =============        =============

The accompanying notes are an integral part of the financial statements.

                     CORPORATE PROPERTY ASSOCIATES 8, L.P.,
                         a Delaware limited partnership

                              STATEMENTS of INCOME

              For the years ended December 31, 1994, 1995 and 1996

                                                         1994                1995               1996
                                                     ------------        ------------        -----------
Revenues:
  Rental income                                      $  8,495,117        $  8,979,476        $ 9,108,093
  Interest income from direct financing leases          5,635,602           6,244,145          6,452,577
  Other interest income                                   184,936             229,928            293,329
  Other income                                            873,387                                353,401
                                                     ------------        ------------        -----------
                                                       15,189,042          15,453,549         16,207,400
                                                     ------------        ------------        -----------
Expenses:
  Interest                                              6,266,275           5,799,127          5,232,928
  Depreciation                                          1,997,946           1,912,503          1,539,737
  General and administrative                              488,110             576,717            626,400
  Property expenses                                       461,623             381,606            579,147
  Amortization                                             35,555              37,108             37,108
  Writedown to net realizable value                     1,104,219
                                                     ------------        ------------        -----------
                                                       10,353,728           8,707,061          8,015,320
                                                     ------------        ------------        -----------

    Income before (loss) income from equity
      investments, gain on sale
      and extraordinary item                            4,835,314           6,746,488          8,192,080

Hotel operating income                                  1,260,151           1,653,696            986,339

(Loss) income from equity investments                     (83,436)            (62,359)           253,061
                                                     ------------        ------------        -----------

    Income before gain on sale,
      and extraordinary item                            6,012,029           8,337,825          9,431,480

Gain on sale of real estate                                                                       21,697
                                                     ------------        ------------        -----------

    Income before extraordinary item                    6,012,029           8,337,825          9,453,177

Extraordinary charge on extinguishment

  of debt                                                 120,000
                                                     ------------        ------------        -----------
    Net income                                       $  5,892,029        $  8,337,825        $ 9,453,177
                                                     ============        ============        ===========

Net income allocated to:
  Individual General Partner                         $     58,920        $     83,378        $    96,484
                                                     ============        ============        ===========

  Corporate General Partner                          $    530,283        $    750,405        $   868,361
                                                     ============        ============        ===========

  Limited Partners                                   $  5,302,826        $  7,504,042        $ 8,488,332
                                                     ============        ============        ===========

Net income per weighted average Limited
  Partnership Units):
    Income before extraordinary item                 $      79.86        $     110.93        $    125.60
    Extraordinary item                                      (1.59)
                                                     ------------        ------------        -----------
                                                     $      78.27        $     110.93        $    125.60
                                                     ============        ============        ===========

Weighted average units                                     67,749              67,645             67,582
                                                     ============        ============        ===========


The accompanying notes are an integral part of the financial statements.

                     CORPORATE PROPERTY ASSOCIATES 8, L.P.,
                         a Delaware limited partnership

                         STATEMENTS of PARTNERS' CAPITAL

              For the years ended December 31, 1994, 1995 and 1996

                                                                 Partners' Capital Accounts
                                            ----------------------------------------------------------------
                                                                                                    Limited
                                                                                                   Partners'
                                                                  General          Limited         Amount Per
                                                Total            Partners          Partners         Unit (a)
                                            ------------        ---------        ------------       --------
Balance, December 31, 1993                  $ 53,546,280        $(558,716)       $ 54,104,996        $ 799

Distributions                                 (6,357,899)        (635,791)         (5,722,108)         (84)

Net income, 1994                               5,892,029          589,203           5,302,826           78
                                            ------------        ---------        ------------        -----

Balance, December 31, 1994                    53,080,410         (605,304)         53,685,714          793

Purchase of Limited Partnership Units           (179,670)                            (179,670)          (3)

Distributions                                 (6,413,927)        (641,394)         (5,772,533)         (85)

Net income, 1995                               8,337,825          833,783           7,504,042          111
                                            ------------        ---------        ------------        -----

Balance, December 31, 1995                    54,824,638         (412,915)         55,237,553          816

Distributions                                 (6,549,558)        (655,704)         (5,893,854)         (87)

Adjustment to purchase of Limited
 Partnership Units                                 3,150                                3,150

Net income, 1996                               9,453,177          964,845           8,488,332          126
                                            ------------        ---------        ------------        -----

Balance, December 31, 1996                  $ 57,731,407        $(103,774)       $ 57,835,181        $ 855
                                            ============        =========        ============        =====


(a)  Based on weighted average Units issued and outstanding.


The accompanying notes are an integral part of the financial statements.

                     CORPORATE PROPERTY ASSOCIATES 8, L.P.,
                         a Delaware limited partnership

                            STATEMENTS of CASH FLOWS

              For the years ended December 31, 1994, 1995 and 1996

                                                                      1994                1995                1996
                                                                  -----------        ------------        ------------
Cash flows from operating activities:
   Net income                                                     $ 5,892,029        $  8,337,825        $  9,453,177
   Adjustments to reconcile net income to
    net cash provided by operating activities:
    Depreciation and amortization                                   2,033,501           1,949,611           1,576,845
    Cash receipts on operating leases (less than)
      greater than straight-line adjustments                          (30,116)            274,471             244,698
    Loss from equity investments                                       83,436              62,359
    Restructuring fees received                                     1,227,779
    Amortization of deferred income                                   (59,892)            (36,446)            (36,446)
    Deferred rental income recognized on
      disposition of properties                                      (835,636)
    Writedown to net realizable value                               1,104,219
    Extraordinary charge on extinguishment of debt                    120,000
    Gain on sale                                                                                              (21,697)
    Net change in operating assets and liabilities                   (907,884)           (316,586)           (268,906)
                                                                  -----------        ------------        ------------
        Net cash provided by operating activities                   8,627,436          10,271,234          10,947,671
                                                                  -----------        ------------        ------------

Cash flows from investing activities:
   Distributions from equity investments in excess
    of equity (loss) income                                           289,805             282,992             161,795
   Additional capitalized costs                                      (977,868)           (163,752)           (414,256)
   Proceeds from sales of real estate                               1,287,454                                 442,495
   Purchase of interest in operating partnership and
    related costs                                                                                            (230,278)
                                                                  -----------        ------------        ------------
        Net cash provided by (used in) investing activities           599,391             119,240             (40,244)
                                                                  -----------        ------------        ------------

Cash flows from financing activities:
   Distributions to partners                                       (6,357,899)         (6,413,927)         (6,549,558)
   Purchase of Limited Partnership Units                                                 (179,670)              3,150
   Proceeds from mortgages                                          5,000,000                               4,000,000
   Prepayment of mortgage payable                                  (5,771,250)                             (6,860,859)
   Deferred financing costs                                           (28,997)
   Payment of mortgage principal                                     (969,439)         (3,358,177)         (1,769,400)
   Payment made on extinguishment of debt                            (120,000)
                                                                  -----------        ------------        ------------
        Net cash used in financing activities                      (8,247,585)         (9,951,774)        (11,176,667)
                                                                  -----------        ------------        ------------

        Net increase (decrease) in cash
          and cash equivalents                                        979,242             438,700            (269,240)

Cash and cash equivalents, beginning of year                        3,701,443           4,680,685           5,119,385
                                                                  -----------        ------------        ------------

        Cash and cash equivalents, end of year                    $ 4,680,685        $  5,119,385        $  4,850,145
                                                                  ===========        ============        ============


                                   (Continued)

                     CORPORATE PROPERTY ASSOCIATES 8, L.P.,
                         a Delaware limited partnership

                       STATEMENTS of CASH FLOWS, Continued





Supplemental Schedule of noncash investing and financing activity:


In July 1996, the Partnership exchanged its interest in a hotel property and related assets and liabilities for 493,664 units in the operating partnership of a publicly-traded real estate investment trust. The assets and liabilities transferred are as follows:

      Real estate, net of accumulated depreciation                  $ 9,116,767
      Mortgage note payable                                          (3,915,439)
      Other assets and liabilities transferred, net                       8,777
                                                                    -----------
       Equity investment                                            $ 5,210,105
                                                                    ===========


The accompanying notes are an integral part of the financial statements.

                     CORPORATE PROPERTY ASSOCIATES 8, L.P.,
                         a Delaware limited partnership

                          NOTES to FINANCIAL STATEMENTS



 1.  Summary of Significant Accounting Policies:

      Use of Estimates:

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

        Corporate Property Associates 8, L.P. (the "Partnership") diversifies its real estate investments among various corporate tenants engaged in different industries and by property type throughout the United States.

        The leases are accounted for under either the direct financing or operating methods. Such methods are described below:

               Direct financing method - Leases accounted for under the direct financing method are recorded at their net investment (Note 5). Unearned income is deferred and amortized to income over the lease terms so as to produce a constant periodic rate of return on the Partnership's net investment in the lease.

               Operating method - Real estate is recorded at cost, revenue is recognized as rentals are earned and expenses (including depreciation) are charged to operations as incurred. When scheduled rentals vary during the lease term, income is recognized on a straight-line basis so as to produce a constant periodic rent.

        The Partnership assesses the recoverability of its real estate assets, including residual interests, based on projections of undiscounted cash flows over the life of such assets. In the event that such cash flows are insufficient, the assets are adjusted to their estimated net realizable value.

        Substantially all of the Partnership's leases provide for either scheduled rent increases, increases based on increases to the Consumer Price Index or Producer Price Index or sales overrides.

      Operating Real Estate:

        Land, building and personal property are carried at cost. Major renewals and improvements are capitalized to the property accounts, while replacements, maintenance and repairs which do not improve or extend the lives of the respective assets are expensed currently. As more fully described in Note 16, the Partnership transferred its operating real estate in 1996 in connection with an exchange transaction.

      Depreciation:

        Depreciation is computed using the straight-line method over the estimated useful lives of the properties - 5 to 30 years.

      Cash Equivalents:

        The Partnership considers all short-term, highly liquid investments that are both readily convertible to cash and have a maturity of generally three months or less at the time of purchase to be cash equivalents. Items classified as cash equivalents include commercial paper and money market funds. Substantially all of the Partnership's cash and cash equivalents at December 31, 1995 and 1996 were held in the custody of three financial institutions.

                     CORPORATE PROPERTY ASSOCIATES 8, L.P.,
                         a Delaware limited partnership

                    NOTES to FINANCIAL STATEMENTS, Continued



      Equity Investments:

        The Partnership's 50% interests in a joint venture and a limited partnership and its ownership interest in the operating partnership of a real estate investment trust are accounted for under the equity method, i.e. at cost, increased or decreased by the Partnership's share of earnings or losses, less distributions.

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

      Deferred Rental Income:

        Deferred rental income recognized in connection with the amendment of one of the Partnership's leases is being amortized on a straight-line basis from the date of the amendment through the end of the initial term of the lease (20.5 years).

      Income Taxes:

        A partnership is not liable for Federal income taxes as each partner recognizes his proportionate share of the partnership income or loss in his tax return. Accordingly, no provision for income taxes is recognized for financial statement purposes.


 2.  Partnership Agreement:

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

        The Agreement provides that the General Partners are allocated 10% (1% to the Individual General Partner, William P. Carey, and 9% to the Corporate General Partner, Eighth Carey Corporate Property ("Carey Property")) and the Limited Partners are allocated 90% of the profits and losses as well as distributions of Distributable Cash From Operations, as defined. The partners are also entitled to receive net proceeds from the sale of the Partnership properties as defined in the Agreement. The General Partners may be entitled to receive a subordinated preferred return, measured based upon the cumulative proceeds arising from the sale of Partnership assets. Pursuant to the subordination provisions of the Agreement, the preferred return may be paid only after the limited partners receive 100% of their initial investment from the proceeds of asset sales and a cumulative annual return of 8% since the inception of the Partnership. The General Partners interest in such preferred return amounts to $53,055 based upon the cumulative proceeds from the sale of assets since the inception of the Partnership through December 31, 1996. The Partnership's ability to satisfy the subordination of the Agreement may not be determinable until liquidation of a substantial portion of the Partnership's assets has been made.

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

                                                1994        1995        1996
                                                ----        ----        ----
                  Property leasing fee        $199,664    $ 26,777    $ 22,037
                  General and administrative
                      expense reimbursements   101,761      87,856     135,221
                                              --------    --------    --------
                                              $301,425    $114,633    $157,258
                                              ========    ========    ========



        In 1994, 1995 and 1996, fees aggregating $86,196, $69,691 and $79,385, respectively, were incurred for legal services performed by a law firm in which the Secretary of the Corporate General Partner and other affiliates is a partner.

        The Partnership is a participant in an agreement with W.P. Carey & Co., Inc. ("W.P. Carey") and other affiliates for the purpose of leasing office space used for the administration of real estate entities and W.P. Carey and for sharing the associated costs. Pursuant to the terms of the agreement, the Partnership's share of rental, occupancy and leasehold improvement costs is based on adjusted gross revenues, as defined. Net expenses incurred in 1994, 1995 and 1996 were $88,753, $145,341 and $143,404, respectively.

        The Partnership's ownership interests in certain properties are jointly held with affiliated entities. The interests are held as tenants-in-common and joint venture interests with such interests ranging from 20% to 75.26%. The Partnership accounts for its assets and liabilities relating to tenants-in-common interests on a proportional basis.


 4. Real Estate Leased to Others Accounted for Under the Operating Method and Operating Real Estate:

     A. Real Estate Leased to Others:

        Scheduled future minimum rents, exclusive of renewals, under noncancellable operating leases amount to approximately $7,340,000 in 1997, $5,586,000 in 1998, $5,580,000 in 1999, $5,575,000 in 2000,
           $5,255,000 in 2001 and aggregate approximately $68,722,000 through 2014.

        Contingent rent was approximately $222,000 in 1994, $497,000 in 1995 and $417,000 in 1996.

                     CORPORATE PROPERTY ASSOCIATES 8, L.P.,
                         a Delaware limited partnership

                    NOTES to FINANCIAL STATEMENTS, Continued


     B. Operating Real Estate:

        Operating real estate, at cost, as of December 31, 1995 is summarized as follows:

               Land                                             $ 1,717,967
               Building                                           7,520,834
               Personal property                                  1,421,421
                                                                -----------
                                                                 10,660,222
               Less: Accumulated depreciation                     1,440,459
                                                                -----------
                                                                $ 9,219,763
                                                                ===========

        The Partnership disposed of its operating real estate in 1996 (see Note
           15).

 5.  Net Investment in Direct Financing Leases:

        Net investment in direct financing leases is summarized as follows:

                                                       December 31,
                                                  1995              1996
                                                  ----              ----
               Minimum lease payments
                   receivable                $105,522,285      $ 99,526,391
               Unguaranteed residual value     47,095,414        47,095,414
                                             ------------      ------------
                                              152,617,699       146,621,805
                 Less: Unearned income        105,522,285        99,526,391
                                             ------------      ------------
                                             $ 47,095,414      $ 47,095,414
                                             ============      ============

        Scheduled future minimum rents, exclusive of renewals, under noncancellable direct financing leases amount to approximately $5,996,000 in each of the years 1997 to 2001 and aggregate approximately $99,526,000 through 2014.

        Contingent rent was approximately $415,000 in 1995 and $457,000 in 1996.
           There was no contingent rent in 1994.

 6.  Mortgage Notes Payable and Note Payable:

     A. Mortgage Notes Payable:

        Mortgage notes payable are collateralized by the lease assignments and by real property with a carrying amount of approximately $79,055,000 before accumulated depreciation. The mortgage loans are limited recourse obligations of the Partnership. As of December 31, 1996, mortgage notes payable bear interest at rates varying from 7.16% to 11.85% per annum and mature from 1997 to 2010.

        Scheduled principal payments during each of the next five years following December 31, 1996 are as follows:

                        Year Ending December 31,
                        ------------------------
                           1997                              $ 4,978,050
                           1998                                1,006,998
                           1999                               20,686,934
                           2000                                  627,592
                           2001                                5,633,578
                           Thereafter                         11,206,806
                                                             -----------
                              Total                          $44,139,958
                                                             ===========

                     CORPORATE PROPERTY ASSOCIATES 8, L.P.,
                         a Delaware limited partnership

                    NOTES to FINANCIAL STATEMENTS, Continued


     B. Note Payable:

        The $5,102,144 note payable is a recourse obligation of the Partnership and provides for quarterly payments of interest at an annual interest rate equivalent to the London Inter-Bank Offered Rate ("LIBOR") plus 4.25% (9.81% at December 31, 1996). The note payable matures in July 1999, at which time a balloon payment for the entire outstanding principal balance will be due.

        Covenants under the note payable restrict the Partnership from incurring additional debt; however, new limited recourse mortgage financing may be obtained for the purpose of replacing existing mortgage debt. The Partnership must maintain a net worth of $20,000,000, aggregate appraised property value of $15,000,000 and a ratio of operating cash flow to debt service on the note payable of from 3:1 to 3.4:1 over the term of the loan. The Partnership is in compliance with such terms. In addition, the Partnership must offer the lender the proceeds of any asset disposition as a loan prepayment. Under limited circumstances, the Partnership may prepay the loan in whole or in part.

        Interest paid on the mortgage note payable and the note payable was $6,189,016, $5,798,935 and $5,370,365 in 1994, 1995 and 1996,
           respectively.

 7.  Distributions to Partners:
        Distributions are declared and paid to partners quarterly and are summarized as follows:

                                                                                Limited
      Year Ending      Distributions Paid to     Distributions Paid to       Partners' Per
      December 31,       General Partners          Limited Partners           Unit Amount
      ------------       ----------------          ----------------           -----------
         1994               $635,791                   $5,722,108                $84.46
                            ========                   ==========                ======
         1995               $641,394                   $5,772,533                $85.31
                            ========                   ==========                ======
         1996               $655,704                   $5,893,854                $87.21
                            ========                   ==========                ======

        Distributions of $165,200 to the General Partners and $1,486,804 to the Limited Partners for the quarter ended December 31, 1996 were declared and paid in January 1997.

 8.  Income for Federal Tax Purposes:

        Income for financial statement purposes differs from income for Federal income tax purposes because of the difference in the treatment of certain items for income tax purposes and financial statement purposes. A reconciliation of the accounting differences is as follows:

                                                  1994              1995              1996
                                              -----------       -----------      ------------
    Net income per Statements of Income       $ 5,892,029       $ 8,337,825      $ 9,453,177
    Writedown to net realizable value           1,104,219
    Excess tax depreciation                      (906,755)       (1,335,846)      (1,518,852)
    Other                                      (1,524,377)          473,199          (91,589)
                                              -----------       -----------      ------------
            Income for Federal
              income tax purposes             $ 4,565,116       $ 7,475,178      $ 7,842,736
                                              ===========       ===========      ===========


                     CORPORATE PROPERTY ASSOCIATES 8, L.P.,
                         a Delaware limited partnership

                    NOTES to FINANCIAL STATEMENTS, Continued




 9.  Industry Segment Information:

        The Partnership's operations consist of the investment in and the leasing of industrial and commercial real estate.

        In 1994, 1995 and 1996, the Partnership earned its total leasing revenues (rental income plus interest income from financing leases) from the following lease obligors:

                                                  1994          %            1995        %         1996           %
                                              -----------      ---     -----------      ---     -----------      ---
      Advanced System Applications, Inc.      $ 2,258,692       16%    $ 3,114,091       21%    $ 3,042,597       20%
      Sybron Acquisition Company                2,491,920       18       2,491,920       17       2,491,920       16
      Dr Pepper Bottling Company
        of Texas                                1,999,000       14       1,999,000       13       1,999,000       13
      Amersig, Inc.                             1,332,653        9       1,400,166        9       1,409,700        9
      High Voltage Engineering
        Corporation                             1,140,100        8       1,167,744        8       1,179,019        8
      Orbital Sciences Corporation                916,484        6         977,378        6         977,378        6
      Furon Company                               819,443        6         819,443        5         816,217        5
      United Stationers Supply, Inc.              635,283        5         769,625        5         812,708        5
      Detroit Diesel Corporation                  699,024        5         699,114        5         729,078        5
      AutoZone, Inc.                              526,781        4         529,748        3         525,003        3
      NVRyan L.P.                                 528,391        4         495,518        3         495,518        3
      Mayfair Molded Products Corporation         460,755        3         460,755        3         460,755        3
      U.S. Postal Service                                                                           319,423        2
      Winn-Dixie Stores, Inc.                     134,500        1         134,500        1         134,500        1
      Other lease obligors                        131,218        1         107,919        1         111,154        1
      Federal Express Corporation                  56,475                   56,700                   56,700
                                              -----------      ---     -----------      ---     -----------      ---
                                              $14,130,719      100%    $15,223,621      100%    $15,560,670      100%
                                              ===========      ===     ===========      ===     ===========      ===

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

      (In thousands)

                                                         December 31,
                                                    1995               1996
                                                    ----               ----
      Assets, net of accumulated depreciation
         and amortization                         $14,682            $13,790
      Liabilities                                  12,211             11,989
      Capital                                       2,471              1,801

                                          Year Ended December 31,
                                   1994            1995              1996
                                   ----            ----              ----
      Revenues                   $1,575         $1,597             1,597
      Expenses                    1,740          1,721             1,707
      Net loss                     (165)          (124)             (110)

        The Partnership's share of GE and HCA scheduled future minimum rentals, exclusive of renewals, under its noncancellable operating lease are approximately $905,000 in 1997, $692,000 in 1998, $421,000 in 1999,
           $540,000 in 2000, $412,000 in 2001 and aggregate approximately $3,722,000 through 2003.

        The Partnership's share of scheduled principal payments on the GE and HCA mortgage loans for the five years following December 31, 1996 are approximately $117,000 in 1997, $1,739,000 in 1998, $93,000 in 1999,
           $100,000 in 2000, $109,000 in 2001 and $3,753,000, thereafter.

        The Partnership owns an equity interest in the operating partnership of a real estate investment trust (see Note 15).

                     CORPORATE PROPERTY ASSOCIATES 8, L.P.,
                         a Delaware limited partnership

                    NOTES to FINANCIAL STATEMENTS, Continued



11.  Writedown to Net Realizable Value:

        In August 1994, the Partnership and CPA(R):7 sold a vacant property in Jefferson, Georgia for $844,778 (of which the Partnership's share was $531,898), net of costs. No gain or loss was recognized on the sale of the Jefferson property as the value of the property was written down to the sales price prior to the sale resulting in a charge of $823,447 in 1994.

        In June 1994, the Partnership and CPA(R):7 entered into a contract to sell a vacant property in Fredricksburg, Virginia for $728,500 (of which the Partnership's share was $458,686), net of costs. Subsequently, the potential buyer withdrew its offer to buy the property. Although the transaction was not consummated, the net realizable value of the Partnership's interest in the property was written down to the anticipated net sales price of $458,686, resulting in a charge of $280,772.

        Both properties had been leased to NVRyan L.P. ("NVRyan") until September 1993, at which time the lease was restructured. In agreeing to sever four properties from the NVRyan lease, including the Jefferson and Fredricksburg properties, the Partnership received $1,637,038 of which $1,227,779 was received in 1994.


12.  Extraordinary Charge on Extinguishment of Debt:

        On June 15, 1990, the Partnership and CPA(R):9 purchased, as tenants-in-common with 20% and 80% interests, respectively, 129 acres of land and six industrial buildings in Detroit and Redford, Michigan and entered into a net lease with Detroit Diesel Corporation ("Detroit Diesel"). The mortgage loan provided for quarterly interest only payments at an annual rate of 11.28% with payments of principal commencing on December 15, 1995.

        On May 25, 1994, the Partnership and CPA(R):9 prepaid the existing
           $24,000,000 mortgage loan and obtained $25,000,000 of new mortgage financing. The refinanced mortgage loan bears interest at the rate of 7.16% per annum and provided for quarterly interest only payments of $447,500 (of which the Partnership's share is $89,500) through December 15, 1995 at which time quarterly interest and principal payments of $689,601 (of which the Partnership's share is $137,920) commenced and which are payable through June 15, 2010 at which time the loan will be fully amortized. In connection with paying off the original mortgage loan, the Partnership incurred an extraordinary charge on the extinguishment of debt as a result of paying a prepayment charge of $120,000 on its $4,800,000 share of such debt.

                     CORPORATE PROPERTY ASSOCIATES 8, L.P.,
                         a Delaware limited partnership

              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued



13.  Gain on Sale of Real Estate:

        In January 1990, the Partnership and CPA(R):9 purchased nine properties as tenants-in-common with 32.28% and 67.72% ownership interests, respectively, and entered into a master lease with Furon Company ("Furon"). In August 1993, the Partnership and CPA(R):9 consented to Furon's sublease of properties in Liverpool, Pennsylvania and Twinsburg, Ohio to IER Industries, Inc. ("IER") through July 2007, the end of Furon's initial lease term. On February 15, 1996, IER notified the Partnership and CPA(R):9 that it was exercising a purchase option which had been granted at the time the sublease was agreed to.

        On September 9, 1996, the Partnership and CPA(R):9 sold the two properties to IER for $1,465,495, a purchase price determined pursuant to an appraisal process provided for in the lease. Net of its share of $24,210 of consideration received in 1993 in granting the purchase option and other costs of the transaction, the Partnership's share of net proceeds from the sale was $442,495 of which $287,996 was used to pay a mandatory prepayment on the mortgage loan. In connection with the sale, the Partnership recognized a gain of $21,697. As a result of the sale and the reamortization of the mortgage loan, annual rent from Furon and debt service on the Furon properties mortgage loan have decreased by approximately $55,000 and $34,000, respectively.


14.  Properties Leased to Advanced System Applications, Inc.:

        The Partnership and CPA(R):7 own property in Bloomingdale, Illinois, as tenants-in-common with 66.36% and 33.64% ownership interests, respectively, which is leased to Advanced System Applications, Inc. ("ASA"). In July 1994 the Partnership and CPA(R):7 agreed to a lease modification agreement. Under the modification agreement, the scheduled expiration of the lease was changed to June 1997 from June 2003 in exchange for an increase in the commercial rent to $5,200,000 from $1,850,000. As this modification required the mortgage lender's consent, the mortgage loan payments were substantially increased so that the loan fully amortized on March 1, 1996. Although ASA is obligated to make its lease payments through June 1997, it is in the process of vacating the property. ASA had been entitled to one-third of all rentals received for any new leases on space ASA had vacated; however, under a subsequent agreement, the Partnership and CPA(R):7 agreed to reduce ASA's annual rent by $833,333 in exchange for assigning the rents of a subtenant to the Partnership and CPA(R):7 and relinquishing its rights to any of the rents on the United State Postal Service (the "Postal Service") lease. ASA was also released from bearing the costs of insurance, maintenance and real estate taxes on the property.

        The Postal Service lease has a 10-year term which commenced May 1, 1996 at an annual rent of $722,800 (of which the Partnership's share is $479,650), increasing to $822,800 after five years. The Partnership and CPA(R):7 bear the obligation to provide maintenance and support services to the lessee. The lease also provides for rent escalations in 1998 based on increases in certain operating costs incurred by the Partnership and CPA(R):7. In addition, the Postal Service will reimburse the Partnership and CPA(R):7 for its pro rata share of real estate taxes. The Postal Service has an option to terminate the lease after five years and right of first refusal on space vacated by ASA.

        As provided for under the lease, the Partnership and CPA(R):7 funded
           $600,000 (of which the Partnership's share is $398,160) of improvements to the space occupied by the Postal Service.

                     CORPORATE PROPERTY ASSOCIATES 8, L.P.,
                         a Delaware limited partnership

                    NOTES to FINANCIAL STATEMENTS, Continued



15.  Hotel Property in Kenner, Louisiana:

        The Partnership and Corporate Property Associates 4 ("CPA(R):4"), an affiliate, purchased a hotel property in Kenner, Louisiana, in June 1988 as tenants-in-common with 53.617% and 46.383% interests, respectively. The Partnership and CPA(R):8 assumed operating control of the hotel in 1992 after evicting the lessee due to its financial difficulties. On July 30, 1996, the Partnership and CPA(R):4 completed a transaction with American General Hospitality Operating Partnership L.P. (the "Operating Partnership"), the operating partnership of a newly-formed real estate investment trust, American General Hospitality Corporation, ("AGH"), in which the Partnership and CPA(R):4 received 920,672 limited partnership units (of which the Partnership's share was 493,664 units) in exchange for the hotel property and its operations. In connection with the exchange, the Partnership and CPA(R):4 paid a cash contribution of $391,221 (of which the Partnership's share was $209,761) and the Operating Partnership assumed the mortgage loan obligation collateralized by the hotel property (of which the Partnership's share was $3,915,439). AGH owns an 81.3% equity interest in the Operating Partnership.

        The exchange of the hotel property for limited partnership units was treated as a nonmonetary exchange for tax and financial reporting purposes. The Partnership's interest in the limited partnership is being accounted for under the equity method. After one year, the Partnership will have the right to convert its equity interest in the Operating Partnership to shares of common stock in AGH on a one-for-one basis. AGH completed an initial public offering during 1996. The Partnership's carrying value for the limited partnership units at the time of the exchange of $5,440,110 was based on the historical basis of assets transferred, net of liabilities assumed by the Operating Partnership; cash contributed and costs incurred to complete the exchange.

        As of September 30, 1996, the audited consolidated financial statements of AGH reported total assets of $187,870,000 and shareholders' equity of $127,408,000 and for the period from inception (July 31, 1996) through September 30, 1996 revenues of $5,251,000, income before minority interest of $2,850,000 and net income of $2,302,000. As of March 15, 1997, AGH's quoted per share market value was $28 resulting in an aggregate value of approximately $13,823,000. The carrying value of the equity interest in the Operating Partnership as of December 31, 1996 was approximately $5,612,000. For the period from July 31, 1996 to December 31, 1996, the Partnership's share of the Operating Partnership's earnings was $306,807.

        Between January 1995 and July 1996, the Partnership and CPA(R):4 had engaged an affiliate of AGH to manage the operations of Kenner on their behalf.

        Summarized operating results of the Partnership's share of the hotel operation through the date of disposal (July 30, 1996) were as follows:

                                              1994             1995             1996
                                          -----------      -----------      -----------
Revenues                                  $ 3,615,727      $ 4,432,735      $ 2,675,555
Fees paid to hotel management company        (101,154)        (130,293)         (96,017)
Other operating expenses                   (2,254,422)      (2,648,746)      (1,593,199)
                                          -----------      -----------      -----------
Hotel operating income                    $ 1,260,151      $ 1,653,696      $   986,339
                                          ===========      ===========      ===========

                     CORPORATE PROPERTY ASSOCIATES 8, L.P.,
                         a Delaware limited partnership

                    NOTES to FINANCIAL STATEMENTS, Continued




16.  Disclosures About Fair Value of Financial Instruments:

        The carrying amounts of cash, receivables and accounts payable and accrued expenses approximate fair value because of the short maturity of these items.

        The Partnership estimates that the fair value of mortgage notes payable approximates the carrying value of such mortgage notes at December 31, 1996. The fair value of debt instruments was evaluated using a discounted cash flow model with discount rates which take into account the credit of the tenants and interest rate risk.

        The Partnership's note payable is a variable rate obligation indexed to the LIBOR. Accordingly, the carrying amount of the note payable approximates fair value as of December 31, 1996.

                     CORPORATE PROPERTY ASSOCIATES 8, L.P.,
                         a Delaware limited partnership
              SCHEDULE of REAL ESTATE and ACCUMULATED DEPRECIATION
                             as of December 31, 1996




                                                                                     Costs              Increase
                                                Initial Cost to Partnership       Capitalized         (Decrease) In
                                                ---------------------------      Subsequent to             Net
         Description        Encumbrances        Land            Buildings        Acquisition(a)       Investment(b)
         -----------       --------------       ----            ---------        ---------------      -------------
Operating method:
 Manufacturing facility
  leased to
  Amerisig, Inc.               $3,947,300    $  899,145      $ 6,785,855           $   497
 Land leased to
  AutoZone, Inc.                              2,014,722                             46,846            $  (6,176)
 Office facility
  leased to
  Advanced System
  Applications, Inc.              196,524       984,786        9,845,253            38,266              404,796
 Land leased to High
  Voltage Engineering
  Corporation                     805,487     1,720,000                              1,601
 Manufacturing facility
  leased to
  Mayfair Molded
  Products Corporation                          793,325        2,456,675             4,356
 Land leased to Sybron
  Acquisition Company             318,385       558,614                              3,218
 Manufacturing and office
  facility leased to
  Federal Express
  Corporation                                    47,000          551,000            19,102
 Land leased to Dr Pepper
  Bottling Company
  of Texas                      2,038,943     3,675,870                             17,433
 Manufacturing facility
  leased to Amerisig, Inc.      1,665,627       808,500        2,425,500             3,611
 Manufacturing facility
  leased to
  Furon Company                 4,048,571     1,351,811        6,167,025            40,222             (500,678)


                                                                                                                       Life on which
                                                                                                                       Depreciation
                                        Gross Amount at which Carried                                                   in Latest
                                         at Close of Period  (c)(d)                                                     Statement of
                                     ------------------------------------           Accumulated                           Income
         Description                 Land           Building        Total         Depreciation(d)     Date Acquired     is Computed
         -----------                 ----           --------        -----         ---------------     -------------    ------------
Operating method:
 Manufacturing facility
  leased to
  Amerisig, Inc.                  $  899,203      $ 6,786,294     $ 7,685,497       $ 1,927,727       June 24, 1988        30 yrs.
 Land leased to
  AutoZone, Inc.                   2,055,392                        2,055,392               N/A       August 24, 1988      N/A
 Office facility
  leased to
  Advanced System                                                                                     September 29,
  Applications, Inc.                 985,521       10,287,580      11,273,101         2,726,986       1988                 30 yrs.
 Land leased to High
  Voltage Engineering                                                                                 November 10,
  Corporation                      1,721,601                        1,721,601               N/A       1988                 N/A
 Manufacturing facility
  leased to
  Mayfair Molded                                                                                      December 8,
  Products Corporation               794,388        2,459,968       3,254,356           661,365       1988                 30 yrs.
 Land leased to Sybron                                                                                December 21,
  Acquisition Company                561,832                          561,832               N/A       1988                 N/A
 Manufacturing and office
  facility leased to
  Federal Express
  Corporation                         48,504          568,598         617,102           147,299       March 24, 1989       30 yrs.
 Land leased to Dr Pepper
  Bottling Company
  of Texas                         3,693,303                        3,693,303               N/A       June 30, 1989        N/A
 Manufacturing facility                                                                               December 29,         30 yrs.
  leased to Amerisig, Inc.           809,403        2,428,208       3,237,611           566,982       1989
 Manufacturing facility
  leased to                                                                                           January 29,          30 yrs.
  Furon Company                    1,246,243        5,812,137       7,058,380         1,341,083       1990



                                   (Continued)

See accompanying notes to Schedule.

                     CORPORATE PROPERTY ASSOCIATES 8, L.P.,
                         a Delaware limited partnership
              SCHEDULE of REAL ESTATE and ACCUMULATED DEPRECIATION
                             as of December 31, 1996


                                                     Initial Cost to Partnership            Costs
                                                  ---------------------------------      Capitalized      Decrease In
                                                                           Personal     Subsequent to         Net
         Description             Encumbrances     Land       Buildings     Property     Acquisition(a)   Investment(b)
         -----------             ------------     ----       ---------     --------     --------------   -------------
Operating method (continued):
 Manufacturing facility
  leased to Detroit Diesel
  Corporation                    $ 4,749,076   $   997,290   $ 5,302,710                 $    1,384
 Supermarket leased to
  Winn-Dixie Stores, Inc.                                      1,345,000                     26,855
 Engineering and
  Fabrication Facility
  leased to Orbital
  Sciences Corporation             4,293,713     1,837,983     3,878,541                  2,325,852
 Manufacturing and office
  facility leased to
  Allied Plywood, Inc.                             416,309     1,217,073                      9,499
 Manufacturing and office
  facilities in Fredricksburg,
  Virginia                                          55,322       700,009                      1,665       $  (280,772)
                                 -----------   -----------   -----------                 ----------       -----------
                                 $22,063,626   $16,160,677   $40,674,641                 $2,540,407       $  (382,830)
                                 ===========   ===========   ===========                 ==========       ===========
Direct financing method:
 Retail stores leased
  to AutoZone, Inc.                                          $ 2,887,278                 $   67,135
 Manufacturing and
  generating facilities
  leased to High
  Voltage Engineering
  Corporation                    $ 3,493,716   $   688,000     7,242,000                      7,394
 Office/warehouse
  facilities leased to
  United Stationers
  Supply Co.                       2,348,134     1,120,000     3,510,000                        293       $  (732,255)
 Manufacturing facility
  leased to Sybron
  Acquisition Company             10,452,391     1,493,464    16,845,708                    105,225
 Manufacturing facility
  leased to NVRyan L.P.                            359,347     2,863,431                    164,827
 Bottling and Distribution
  facilities lease to
  Dr Pepper Bottling
  Company of Texas                 5,782,091                  10,424,130                     49,437
                                 -----------   -----------   -----------                 ----------       -----------
                                 $22,076,332   $ 3,660,811   $43,772,547                 $  394,311       $  (732,255)
                                 ===========   ===========   ===========                 ==========       ===========



                                                                                                                     Life on which
                                                                                                                      Depreciation
                                        Gross Amount at which Carried                                                  in Latest
                                         at Close of Period(c)(d)                                                     Statement of
                                     ------------------------------------           Accumulated                          Income
         Description                 Land           Building        Total      Depreciation(c)(d)(e)  Date Acquired    is Computed
         -----------                 ----           --------        -----      ---------------------  -------------   ------------
Operating method (continued):
 Manufacturing facility
  leased to Detroit Diesel
  Corporation                     $   997,509     $ 5,303,875       $ 6,301,384     $ 1,156,518      June 15, 1990         30 yrs
 Supermarket leased to
  Winn-Dixie Stores, Inc.                           1,371,855         1,371,855         285,803      October 26, 1990      30 yrs
 Engineering and
  Fabrication Facility
  leased to Orbital                                                                                  September 29,
  Sciences Corporation              1,838,246       6,204,130         8,042,376       1,292,527      1989                  30 yrs
 Manufacturing and office
  facility leased to
  Allied Plywood, Inc.                416,740       1,226,141         1,642,881         132,832      March 31, 1989        30 yrs
 Manufacturing and office
  facilities in Fredricksburg,
  Virginia                             34,870         441,354           476,224          54,318      March 31, 1989        30 yrs
                                  -----------     -----------       -----------     -----------
                                  $16,102,755     $42,890,140       $58,992,895     $10,293,440
                                  ===========     ===========       ===========     ===========
Direct financing method:
 Retail stores leased
  to AutoZone, Inc.                                                 $ 2,954,413                      August 24, 1988
 Manufacturing and
  generating facilities
  leased to High
  Voltage Engineering
  Corporation                                                         7,937,394                      November 10, 1988
 Office/warehouse
  facilities leased to
  United Stationers                                                                                  December 29,
  Supply Co.                                                          3,898,038                      1988
 Manufacturing facility
  leased to Sybron                                                                                   December 22,
  Acquisition Company                                                18,444,397                      1988
 Manufacturing facility
  leased to NVRyan L.P.                                               3,387,605                      March 31, 1989
 Bottling and Distribution
  facilities lease to
  Dr Pepper Bottling
  Company of Texas                                                   10,473,567                      June 30, 1989
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

   (b) The decrease in net investment is due to sales of excess parcels of land and a writedown to net realizable value of a property and the effect of accumulated depreciation on carrying amount in connection with the reclassification of a property from real estate accounted for under the operating method to net investment in direct financing leases. The decrease in net investment in operating leases is due to the sale of properties.

   (c) At December 31, 1996, the aggregate cost of real estate owned for Federal income tax purposes is $110,988,041.

   (d)
                                         Reconciliation of Real Estate Accounted
                                             for Under the Operating Method

                                                                    December 31,
                                                             --------------------------
                                                                 1995          1996
                                                             -----------    -----------
      Balance at beginning of year                           $63,718,991    $59,088,698

      Sale of real estate                                                      (500,599)

      Additions                                                                 404,796

      Reclassification of operating lease
         to direct financing lease                            (4,630,293)
                                                             -----------    -----------
      Balance at close of year                               $59,088,698    $58,992,895
                                                             ===========    ===========


                                                     Reconciliation of Accumulated Depreciation
                                                     ------------------------------------------
                                                                    December 31,
                                                             -------------------------
                                                                1995          1996
                                                             ----------    -----------
      Balance at beginning of year                           $8,219,855     $8,945,959
                                                             ----------    -----------
      Depreciation expense                                    1,458,359      1,427,282

      Reclassification of operating lease
         to direct financing lease                             (732,255)

      Write-off resulting from sale of property                                (79,801)
                                                             ----------    -----------

      Balance at close of year                               $8,945,959    $10,293,440
                                                             ==========    ===========

PROPERTIES
--------------------------------------------------------------------------------

  NAME OF LEASE                                                     TYPE OF OWNERSHIP
    OBLIGOR            TYPE OF PROPERTY         LOCATION                 INTEREST
 --------------        ----------------         --------            ------------------
GENERAL ELECTRIC       Office/Research          King of Prussia,    Ownership of a 50%
COMPANY                Facility                 Pennsylvania        interest in a joint
                                                                    venture which owns
                                                                    land and building (1)


AMERISIG, INC.         Industrial               Olive Branch,       Ownership of land
                       and Office               Mississippi         and building
                       Buildings


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


ADVANCE SYSTEM         Office Building          Bloomingdale,       Ownership of a
APPLICATIONS, INC.                              Illinois            66.36% interest in
and UNITED STATES                                                   land and building (1)
POSTAL SERVICE


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


MAYFAIR MOLDED         Manufacturing            Schiller Park,      Ownership of land
PRODUCTS               Facility                 Illinois            and building
CORPORATION

  NAME OF LEASE                                                     TYPE OF OWNERSHIP
    OBLIGOR            TYPE OF PROPERTY         LOCATION                 INTEREST
 --------------        ----------------         --------            ------------------
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


UNITED STATIONERS      Office/Warehouse         San Antonio,        Ownership of land
SUPPLY CO.             Facility                 Texas;              and buildings (1)
                                                Memphis,
                                                Tennessee;
                                                New Orleans,
                                                Louisiana


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


ORBITAL SCIENCES       Engineering &            Chandler,           Ownership of a 42%
CORPORATION            Fabrication              Arizona             interest in land and
                       Facility                                     buildings (1)


AMERISIG, INC.         Industrial Building      Dekalb County,      Ownership of a 26.43%
                       and Office Facility      Georgia             interest in land and
                                                                    buildings (1)

  NAME OF LEASE                                                     TYPE OF OWNERSHIP
    OBLIGOR            TYPE OF PROPERTY         LOCATION                 INTEREST
 --------------        ----------------         --------            ------------------
FURON COMPANY          Manufacturing, Office    New Haven,          Ownership of a 32.28%
                       and Warehouse            Connecticut;        interest in land and
                       Facilities               Mickleton,          buildings (1)
                                                New Jersey;
                                                Aurora and Mantua,
                                                Ohio; Bristol,
                                                Rhode Island;
                                                Mt. Pleasant,
                                                Texas; Milwaukee,
                                                Wisconsin;


DETROIT DIESEL         Office, Warehouse,       Detroit,            Ownership of a 20%
CORPORATION            Manufacturing, Truck     Michigan            interest in land and
                       Repair Facilities and                        buildings (1)
                       Waste Treatment Plant


WINN-DIXIE             Supermarket              Brewton, Alabama    Ownership of building (2)
STORES, INC.


ALLIED PLYWOOD,        Manufacturing/           Manassas,           Ownership of a
INC.                   Office buildings         Virginia            62.963% interest
                                                                    in land and
                                                                    buildings


     (3)               Manufacturing/           Fredricksburg,      Ownership of a
                       Office buildings         Virginia            62.963% interest
                                                                    in land and
                                                                    building

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

(2)      This property is subject to a ground lease.

(3)      This property is vacant.

MARKET FOR THE PARTNERSHIP'S EQUITY AND RELATED
         UNITHOLDER MATTERS
--------------------------------------------------------------------------------


            Except for limited or sporadic transactions, there is no established public trading market for the Limited Partnership Units of the Partnership. As of December 31, 1996, there were 3,624 holders of record of the Limited Partnership Units of the Partnership.

            In accordance with the requirements of the Partnership's Amended Agreement of Limited Partnership (the "Agreement") contained as Exhibit A to the Prospectus, the Corporate General Partner expects to make quarterly distributions of Distributable Cash From Operations as defined in the Agreement. The following table shows the frequency and amount of distributions paid per Unit since 1993:

                              Cash Distributions Paid Per Unit
                              --------------------------------
                              1994        1995        1996
                              ------      ------      ------
            First quarter     $21.08      $21.18      $21.63
            Second quarter     21.10       21.25       21.75
            Third quarter      21.13       21.38       21.88
            Fourth quarter     21.15       21.50       21.95
                              ------      ------      ------
                              $84.46      $85.31      $87.21
                              ======      ======      ======


REPORT ON FORM 10-K
--------------------------------------------------------------------------------


            The Corporate General Partner will supply to any owner of Limited Partnership Units, upon written request and without charge, a copy of the Annual Report on Form 10-K for the year ended December 31, 1996 as filed with the Securities and Exchange Commission.