Form 10-Q/A
period 1996-03-31
CORPORATE PROPERTY ASSOCIATES 8 LP
filed 1997-04-17
CIK 824978

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                 AMENDMENT NO. 1

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               MARCH 31, 1996
                               -----------------------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                              -----------------------  ------------------------


Commission file number                     0-17620
                      ---------------------------------------------------------


      CORPORATE PROPERTY ASSOCIATES 8, L.P., A DELAWARE LIMITED PARTNERSHIP
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                                     13-3469700
-------------------------------------------------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)



50 ROCKEFELLER PLAZA, NEW YORK, NEW YORK                          10020
-------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)


                                 (212) 492-1100
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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

                                                      X   Yes        No
                                                      ---        ---


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                                          Yes        No
                                                      ---        ---

                     CORPORATE PROPERTY ASSOCIATES 8, L.P.,
                         a Delaware limited partnership





                                      INDEX



                                                                                               Page No.
                                                                                               --------

 PART I

 Item 1. - Financial Information*

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

                     CORPORATE PROPERTY ASSOCIATES 8, L.P.,
                         a Delaware limited partnership

                                     PART I

                         Item 1. - FINANCIAL INFORMATION

                                 BALANCE SHEETS


                                                                     December 31,                 March 31,
                                                                         1995                      1996
                                                                     ------------               ------------
                                                                       (Note)                   (Unaudited)
         ASSETS:

Land, buildings and personal property,
    net of accumulated depreciation of
    $10,386,418 at December 31, 1995 and
    $9,223,435 at March 31, 1996                                     $ 59,362,502               $ 49,364,665
Net investment in direct financing leases                              47,095,414                 47,095,414
Real estate held for sale                                                                          9,532,030
Equity investments                                                      1,234,480                  1,148,272
Cash and cash equivalents                                               5,119,385                  5,274,340
Other assets                                                            2,077,926                  2,108,052
                                                                     ------------               ------------
           Total assets                                              $114,889,707               $114,522,773
                                                                     ============               ============


         LIABILITIES:

Mortgage notes payable                                               $ 52,685,656               $ 51,821,539
Note payable                                                            5,102,144                  5,102,144
Accrued interest payable                                                  610,754                    603,480
Accounts payable and accrued expenses                                     522,575                    463,195
Accounts payable to affiliates                                            127,994                    117,891
Prepaid and deferred rental income and
    security deposits                                                   1,015,946                    904,818
                                                                     ------------               ------------
           Total liabilities                                           60,065,069                 59,013,067
                                                                     ------------               ------------


         PARTNERS' CAPITAL:

General Partners                                                         (412,915)                  (344,408)

Limited Partners (67,582 Limited
Partnership Units issued and outstanding
at December 31, 1995 and March 31, 1996)                               55,237,553                 55,854,114
                                                                     ------------               ------------
           Total partners' capital                                     54,824,638                 55,509,706
                                                                     ------------               ------------
           Total liabilities and
               partners' capital                                     $114,889,707               $114,522,773
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

                     CORPORATE PROPERTY ASSOCIATES 8, L.P.,
                         a Delaware limited partnership


                        STATEMENTS OF INCOME (UNAUDITED)


                                                                              Three Months Ended
                                                              March 31, 1995                    March 31, 1996
                                                              --------------                    --------------
Revenues:
  Rental income from operating leases                          $2,363,625                         $2,224,072
  Interest income from direct financing leases                  1,396,127                          1,604,469
  Revenue from hotel operations                                 1,152,370                          1,183,802
  Other interest income                                            57,945                             59,573
                                                               ----------                         ----------
                                                                4,970,067                          5,071,916
                                                               ----------                         ----------

Expenses:
  Interest                                                      1,515,356                          1,361,328
  Depreciation                                                    498,664                            469,732
  General and administrative                                      185,899                            146,386
  Property expenses                                                40,366                             77,387
  Operating expenses of hotel operations                          681,403                            683,509
  Amortization                                                      9,277                              9,277
                                                               ----------                         ----------
                                                                2,930,965                          2,747,619
                                                               ----------                         ----------

      Income before loss from equity investments                2,039,102                          2,324,797

Loss from equity investments                                       17,856                             15,008
                                                               ----------                         ----------


      Net income                                               $2,021,246                         $2,309,289
                                                               ==========                         ==========


Net income allocated to
  General Partners                                             $  202,125                         $  230,929
                                                               ==========                         ==========


Net income allocated to
  Limited Partners                                             $1,819,121                         $2,078,360
                                                               ==========                         ==========



Net income per Unit
  (67,749 and 67,582 Limited Partnership
  Units at March 31, 1995 and 1996)                                $26.85                             $30.75
                                                                   ======                             ======




    The accompanying notes are an integral part of the financial statements.

                     CORPORATE PROPERTY ASSOCIATES 8, L.P.,
                         a Delaware limited partnership


                      STATEMENTS of CASH FLOWS (UNAUDITED)


                                                                                              Three Months Ended
                                                                                                   March 31,
                                                                                      ----------------------------------
                                                                                      1995                          1996
                                                                                      ----                          ----
Cash flows from operating activities:
  Net income                                                                       $ 2,021,246                  $ 2,309,289
  Adjustments to reconcile net income
      to net cash provided by operating activities:
      Depreciation and amortization                                                    507,941                      479,009
      Other noncash items                                                               63,000                       73,590
      Loss from equity investments                                                      17,856                       15,008
      Net change in operating assets and liabilities                                   (77,878)                    (300,878)
                                                                                   -----------                  -----------
        Net cash provided by operating activities                                    2,532,165                    2,576,018
                                                                                   -----------                  -----------

Cash flows from investing activities:
  Distributions from equity investments                                                 59,938                       71,200
  Additional capitalized costs                                                          24,925                       (3,925)
                                                                                   -----------                  -----------
        Net cash provided by investing activities                                       84,863                       67,275
                                                                                   -----------                  -----------

Cash flows from financing activities:
  Distributions to partners                                                         (1,594,367)                  (1,624,221)
  Payment of mortgage principal                                                       (768,950)                    (864,117)
  Repurchase of Limited Partnership Units                                              (30,000)
                                                                                   -----------                  -----------
        Net cash used by financing activities                                       (2,393,317)                  (2,488,338)
                                                                                   -----------                  -----------

           Net increase in cash and
              cash equivalents                                                         223,711                      154,955

Cash and cash equivalents, beginning of period                                       4,680,685                    5,119,385
                                                                                   -----------                  -----------

           Cash and cash equivalents, end of period                                $ 4,904,396                  $ 5,274,340
                                                                                   ===========                  ===========



Supplemental disclosure of cash flows information:

  Interest paid                                                                    $ 1,493,413                  $ 1,368,602
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

                     CORPORATE PROPERTY ASSOCIATES 8, L.P.,
                         a Delaware limited partnership


             NOTES TO FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)


Note 4.  Industry Segment Information:

The Partnership's operations consist of the direct and indirect investment in and the leasing of industrial and commercial real estate and operating a hotel business (see Note 5). For the three-month periods ended March 31, 1996 and 1995, the Partnership earned its real estate leasing revenues (rental income plus interest income from financing leases) from its directly owned real estate investments as follows:

                                                          1995           %                    1996            %
                                                          ----          ----                  ----           ---
Lease Obligor:

Advanced System Applications, Inc.                       $  778,523      21%                  $  778,523      20%
Sybron Acquisition Company                                  622,980      17                      622,980      16
Dr Pepper Bottling Company of Texas                         499,750      13                      499,750      13
Amerisig, Inc. (formerly ASG Acquisition Corp.)             349,491       9                      348,723       9
High Voltage Engineering Corporation                        288,470       8                      295,812       8
Orbital Sciences Corporation                                244,345       7                      244,345       6
Furon Company                                               204,861       5                      207,482       5
United Stationers Supply Co.                                160,250       4                      203,177       5
Detroit Diesel Corporation                                  166,405       4                      182,269       5
AutoZone, Inc.                                              131,098       3                      131,098       3
NVRyan L.P.                                                 123,879       3                      123,879       3
Mayfair Molded Products Corporation                         115,189       3                      115,189       3
Winn-Dixie Stores, Inc.                                      33,625       1                       33,625       1
Other                                                        26,711       1                       27,514       1
Federal Express Corporation                                  14,175       1                       14,175       1
                                                         ----------     ----                  ----------     ----
                                                         $3,759,752     100%                  $3,828,541     100%
                                                         ==========     ====                  ==========     ====


Note 5.  Hotel Property in Kenner, Louisiana:

The Partnership and Corporate Property Associates 4 ("CPA(R):4"), an affiliate, own a hotel property in Kenner, Louisiana as tenants-in-common with 53.617% and 46.383% interests, respectively. On April 17, 1996, the Investment Committee of the Corporate General Partners of the Partnership and CPA(R):4 approved a proposal to transfer ownership of the hotel property to the operating partnership of a newly-formed real estate investment trust formed by an affiliate of American General Hospitality Corp. ("AGH"), the hotel management company which is currently engaged by the Partnership and CPA(R):4 to manage the hotel property. In exchange for the contribution of the hotel to the operating partnership, the Partnership and CPA(R):4 will receive an equity interest in the operating partnership with an expected initial value of approximately $18,000,000, of which the Partnership's share would be approximately $9,650,000. In addition, the operating partnership will assume the existing mortgage loan obligation on the property of approximately $7,365,000, of which the Partnership's share is currently approximately $3,950,000. The value of the consideration received by the Partnership and CPA(R):4 will be dependent upon the price of the stock issued by AGH in its initial public offering. The Partnership and CPA(R):4 purchased the property in June 1988 for $17,500,000 (of which the Partnership contributed equity of approximately $4,020,000) including $10,000,000 of mortgage financing, and assumed operating control of the hotel in 1992 when they evicted the lessee due to its financial difficulties.

The exchange transaction is subject to the ability of AGH to complete an initial public offering for the newly-formed real estate investment trust. It is intended that the exchange of the hotel property for securities initially be treated as a nonmonetary exchange for tax and financial reporting purposes and that the Partnership retain the funds included in the hotel furniture, fixture and equipment reserves. After one year, the Partnership will have the right to convert its equity interest in the operating partnership to shares of the publicly-traded real estate investment trust. The Partnership does not anticipate incurring any significant costs in connection with

                     CORPORATE PROPERTY ASSOCIATES 8, L.P.,
                         a Delaware limited partnership

             NOTES TO FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)


the proposed exchange. In connection with the proposed transaction, the $9,111,232 carrying value of the hotel property has been reclassified as real estate held for sale.

Operating results of the hotel business for the three-month periods ended March 31, 1996 and 1995 are summarized as follows:

                                                             1995                                1996
                                                             ----                                ----
Revenues                                                 $1,152,370                           $1,183,802
Fees paid to hotel management
    company                                                 (42,105)                             (45,089)
Other operating expenses                                   (639,298)                            (638,420)
                                                         ----------                           ----------
Hotel operating income                                   $  470,967                           $  500,293
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

                     CORPORATE PROPERTY ASSOCIATES 8, L.P.,
                         a Delaware limited partnership


                 Item 2. - MANAGEMENT'S DISCUSSION OF OPERATIONS


Results of Operations:

      Net income for the three-month period ended March 31, 1996 reflected substantial increases in earnings as compared with the prior year. The 14% increase in net income was due to an increase in lease revenues and decreases in interest and general and administrative expenses. The increase in lease revenues was due to the July 1995 rent increase on the Detroit Diesel Corporation lease and the March 1995 restructuring of the Partnership's lease with United Stationers Supply Co., at which time an annual rent increase of $177,000 was negotiated. The decrease in interest expense was due to the full amortization in March 1996 of the mortgage loan collateralized by the Advanced System Applications, Inc. ("ASA") property. The decrease in general and administrative expenses was primarily due to lower estimates for partnership level state franchise taxes. The benefit from the increase in lease revenues and decreases in interest and general and administrative costs was partially offset by an increase in property expenses. Such increase was primarily due to certain costs incurred in connection with extending the Partnership's lease with Allied Plywood, Inc. ("Allied"), for an additional five years through 2002. Allied is a lessee of a property formerly leased to NV Ryan, L.P.

      Income from the hotel operation, which the Partnership has made formal plans to exchange for an investment, as described below, increased by 6%. The increase was entirely due to an increase in revenues as hotel operating expenses were unchanged for the comparable periods. The hotel realized the revenue increase even though the occupancy rate for the quarter decreased by 2%. Higher average room rates were realized as a result of the hotel's ability to increase rates and changes in usage. In 1996, corporate rates represented 39% of available rooms versus 34% in 1995, while group business decreased to 11% from 19% of available rooms. This change in usage was beneficial to earnings as the average room rate for corporate business is substantially higher than the rates negotiated by groups.

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


                                 CORPORATE PROPERTY ASSOCIATES 8, L.P.,
                                 a Delaware limited partnership



                                 By:    EIGHTH CAREY CORPORATE PROPERTY, INC.



            04/10/97             By:          /s/ Claude Fernandez
            --------                         -------------------------------
              Date                           Claude Fernandez
                                             Executive Vice President and
                                             Chief Administrative Officer
                                             (Principal Financial Officer)




            04/10/97             By:          /s/ Michael D. Roberts
            --------                         -------------------------------
              Date                           Michael D. Roberts
                                             First Vice President and Controller
                                             (Principal Accounting Officer)