Form 10-Q/A
period 1996-06-30
CORPORATE PROPERTY ASSOCIATES 8 LP
filed 1997-04-17
CIK 824978

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                 AMENDMENT NO. 1

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                    JUNE 30, 1996
                               -----------------------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                              ----------------------     ----------------------

Commission file number                        0-17620
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

                     CORPORATE PROPERTY ASSOCIATES 8, L.P.,
                         a Delaware limited partnership

                                     PART I

                         Item 1. - FINANCIAL INFORMATION

                                 BALANCE SHEETS


                                                                     December 31,                 June 30,
                                                                         1995                       1996
                                                                     ------------               ------------
                                                                       (Note)                    (Unaudited)
         ASSETS:

Land, buildings and personal property,
    net of accumulated depreciation of
    $10,386,418 at December 31, 1995 and
    $9,577,881 at June 30, 1996                                      $ 59,362,502               $ 49,154,717
Net investment in direct financing leases                              47,095,414                 47,095,414
Real estate held for sale                                                                          9,536,950
Equity investments                                                      1,234,480                  1,063,144
Cash and cash equivalents                                               5,119,385                  5,936,506
Other assets                                                            2,077,926                  2,296,602
                                                                     ------------               ------------
           Total assets                                              $114,889,707               $115,083,333
                                                                     ============               ============


         LIABILITIES:

Mortgage notes payable                                               $ 52,685,656               $ 51,609,998
Note payable                                                            5,102,144                  5,102,144
Accrued interest payable                                                  610,754                    511,014
Accounts payable and accrued expenses                                     522,575                    532,430
Accounts payable to affiliates                                            127,994                    164,819
Prepaid and deferred rental income and
    security deposits                                                   1,015,946                    709,064
                                                                     ------------               ------------
           Total liabilities                                           60,065,069                 58,629,469
                                                                     ------------               ------------


         PARTNERS' CAPITAL:

General Partners                                                         (412,915)                  (249,992)

Limited Partners (67,582 Limited
Partnership Units issued and outstanding)                              55,237,553                 56,703,856
                                                                     ------------               ------------
           Total partners' capital                                     54,824,638                 56,453,864
                                                                     ------------               ------------
           Total liabilities and
               partners' capital                                     $114,889,707               $115,083,333
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

                     CORPORATE PROPERTY ASSOCIATES 8, L.P.,
                         a Delaware limited partnership


                        STATEMENTS OF INCOME (UNAUDITED)


                                               Three Months Ended                                Six Months Ended
                                     June 30, 1995         June 30, 1996              June 30, 1995           June 30, 1996
                                     -------------         -------------              -------------           -------------
Revenues:
  Rental income from
    operating leases                    $2,204,837            $2,269,648                 $4,568,462             $ 4,493,720
  Interest from direct
    financing leases                     1,599,251             1,604,118                  2,995,378               3,208,587
  Other interest income                     57,825                83,800                    115,770                 143,373
  Revenue from hotel
    operations                           1,100,423             1,131,592                  2,252,793               2,315,394
  Other income                                                   244,342                                            244,342
                                        ----------            ----------                 ----------             -----------
                                         4,962,336             5,333,500                  9,932,403              10,405,416
                                        ----------            ----------                 ----------             -----------
Expenses:
  Interest on mortgages
    and note payable                     1,484,584             1,346,999                  2,999,940               2,708,327
  Depreciation                             473,029               354,445                    971,693                 824,177
  General and administrative               120,613               199,443                    306,512                 345,829
  Property expense                         275,518               132,988                    315,884                 210,375
  Operating expenses of hotel
    operations                             685,585               698,854                  1,366,988               1,382,363
  Amortization                               9,277                 9,277                     18,554                  18,554
                                        ----------            ----------                 ----------             -----------
                                         3,048,606             2,742,006                  5,979,571               5,489,625
                                        ----------            ----------                 ----------             -----------
      Income before loss from
        equity investments               1,913,730             2,591,494                  3,952,832               4,915,791

Loss from equity investments                13,283                14,104                     31,139                  29,112
                                        ----------            ----------                -----------             -----------


      Net income                        $1,900,447            $2,577,390                 $3,921,693             $ 4,886,679
                                        ==========            ==========                 ==========             ===========


Net income allocated
  to General Partners                   $  190,044            $  257,739                 $  392,169              $  488,668
                                        ==========            ==========                 ==========              ==========


Net income allocated
  to Limited Partners                   $1,710,403            $2,319,651                 $3,529,524              $4,398,011
                                        ==========            ==========                 ==========              ==========


Net income per weighted
average Unit:                               $25.29                $34.33                     $52.10                  $65.08
                                            ======                ======                     ======                  ======


Weighted average units                      67,636                67,582                     67,751                  67,582
                                            ======                ======                     ======                  ======



The accompanying notes are an integral part of the financial statements.

                     CORPORATE PROPERTY ASSOCIATES 8, L.P.,
                         a Delaware limited partnership


                      STATEMENTS of CASH FLOWS (UNAUDITED)


                                                                           Six Months Ended
                                                                               June 30,
                                                                       ------------------------
                                                                       1995                1996
                                                                       ----                ----
Cash flows from operating activities:
  Net income                                                       $ 3,921,693         $ 4,886,679
  Adjustments to reconcile net income
      to net cash provided by operating activities:
      Depreciation and amortization                                    990,247             842,731
      Other noncash items                                              144,221             147,180
      Loss from equity investments                                      31,139              29,112
      Net change in operating assets and liabilities                  (452,300)           (744,352)
                                                                   -----------         -----------
        Net cash provided by operating activities                    4,635,000           5,161,350
                                                                   -----------         -----------

Cash flows from investing activities:
  Distributions from equity investments                                131,483             142,224
  Additional capitalized costs                                          17,256            (153,342)
                                                                   -----------         -----------
        Net cash provided by (used in) investing activities            148,739             (11,118)
                                                                   -----------         -----------

Cash flows from financing activities:
  Distributions to partners                                         (3,194,004)         (3,257,453)
  Retirement of Limited Partner Units                                 (179,044)
  Proceeds from issuance of mortgage                                                     4,000,000
  Prepayment of mortgage payable                                                        (3,901,431)
  Payments on mortgage principal                                    (1,557,445)         (1,174,227)
                                                                   -----------         -----------
        Net cash used by financing activities                       (4,930,493)         (4,333,111)
                                                                   -----------         -----------

           Net (decrease) increase in cash and
              cash equivalents                                        (146,754)            817,121

Cash and cash equivalents, beginning of period                       4,680,685           5,119,385
                                                                   -----------         -----------

           Cash and cash equivalents, end of period                $ 4,533,931         $ 5,936,506
                                                                   ===========         ===========



Supplemental disclosure of cash flows information:

  Interest paid                                                    $ 2,979,894         $ 2,808,067
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


                                                          1995           %                    1996            %
                                                          ----          ----                  ----           --
Lease Obligor:

Advanced System Applications, Inc.                     $  1,557,045      21%                  $1,539,547      20%
Sybron Acquisition Company                                1,245,960      17                    1,245,960      16
Dr Pepper Bottling Company of Texas                         999,500      13                      999,500      13
Amerisig, Inc. (formerly ASG Acquisition Corp.)             700,443       9                      697,187       9
High Voltage Engineering Corporation                        576,940       8                      591,623       8
Orbital Sciences Corporation                                488,689       7                      488,689       6
Furon Company                                               409,722       5                      416,283       6
United Stationers Supply Co.                                363,375       5                      406,302       5
Detroit Diesel Corporation                                  332,810       4                      364,539       5
AutoZone, Inc.                                              262,195       3                      262,195       3
NVRyan L.P.                                                 247,759       3                      229,536       3
Mayfair Molded Products Corporation                         230,377       3                      230,377       3
U.S. Postal Service                                                                               79,942       1
Winn-Dixie Stores, Inc.                                      67,250       1                       67,250       1
Other                                                        53,425       1                       55,027       1
Federal Express Corporation                                  28,350                               28,350
                                                         ----------     ----                 -----------     ----
                                                         $7,563,840     100%                  $7,702,307     100%
                                                         ==========     ====                  ==========     ====




Note 5.  Hotel Property in Kenner, Louisiana:

The Partnership and Corporate Property Associates 4 ("CPA(R):4"), an affiliate, purchased a hotel property in Kenner, Louisiana, in June 1988 as tenants-in-common with 53.617% and 46.383% interests, respectively. The Partnership and CPA(R):4 contributed equity of $4,021,000 and $3,479,000, respectively, and $10,000,000 was supplied by mortgage financing. The Partnership and CPA(R):4 assumed operating control of the hotel in 1992 after evicting the lessee due to its financial difficulties. On July 30, 1996, the Partnership and CPA(R):4 entered into a transaction with American General Hospitality Operating Partnership L.P. (the "Operating Partnership"), the operating partnership of a newly-formed real estate investment trust, American General Hospitality, Inc. ("AGH") in which the Partnership and CPA(R):4 received 920,672 limited partnership units (of which the Partnership's share is 493,664 units) in exchange for their ownership interests in the hotel property, a cash contribution of $388,331 (of which the Partnership's share is $208,211) and the Operating Partnership's assumption of the Partnership's and CPA(R):4's mortgage loan obligation collateralized by the hotel property (of which the Partnership's share was approximately $3,917,000).

                     CORPORATE PROPERTY ASSOCIATES 8, L.P.,
                         a Delaware limited partnership


             NOTES TO FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)






The exchange of the hotel property for limited partnership units will initially be treated as a nonmonetary exchange for tax and financial reporting purposes. After one year, the Partnership will have the right to convert its equity interest in the operating partnership to shares of common stock in AGH, which recently completed an initial public offering, with such shares registered with the Securities and Exchange Commission. In connection with the transaction, the $9,116,152 carrying value of the hotel property was classified as real estate held for sale as of June 30, 1996. The Partnership's and CPA(R):4's limited partnership units had a fair market value of approximately $16,342,000 (of which the Partnership's share is $8,763,000) at the date of the exchange.

Operating results of the hotel business for the six-month periods ended June 30, 1995 and 1996 are summarized as follows:

                                                            1995                                 1996
                                                            ----                                 ----
Revenues                                                $ 2,252,793                           $2,315,394
Fees paid to hotel management
    company                                                 (80,461)                             (90,796)
Other operating expenses                                 (1,286,527)                          (1,291,567)
                                                        -----------                          -----------
Hotel operating income                                  $   885,805                          $   933,031
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

                     CORPORATE PROPERTY ASSOCIATES 8, L.P.,
                         a Delaware limited partnership


                 Item 2. - MANAGEMENT'S DISCUSSION OF OPERATIONS




Results of Operations:

      Net income increased by $676,000 and $964,000 for the three-month and six-month periods ended June 30, 1996, respectively, as compared with the similar periods ended June 30, 1995. The current three-month and six-month periods realized the benefit of a nonrecurring item of $244,000 in connection with the Partnership being released from a security deposit obligation. The increase in income from continuing operations was due to an increase in lease revenues and decreases in interest, depreciation and property expenses. The increase in lease revenues was due to increases on the Detroit Diesel Corporation and Furon Company ("Furon") leases and the restructuring of the United Stationers Supply Co. lease. The decrease in interest expense was due to the satisfaction of the mortgage loan collateralized by the Advanced System Applications, Inc. ("ASA") property which fully amortized in March 1996 as well as the effect of continuing amortization of the Partnership's other mortgage loans. The decrease in depreciation was due to lower charges as a result of classifying certain properties as real estate held for sale. The decrease in property expenses was due to the successful resolution of the Partnership's dispute with Heller Financial, Inc. ("Heller") in regard to the status of the ASG Acquisition Corp. ("ASG") leases.

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

      Income from the hotel segment increased by approximately 5%; however, the Partnership ceased operating the hotel on July 30, 1996 when it exchanged its ownership interest in the hotel property for limited partnership units in the operating partnership of a newly-formed real estate investment trust, American General Hospitality, Inc. ("AGH"). The Partnership's annual cash flow from its interest in the operating partnership is initially projected to be approximately $800,000.


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

                                CORPORATE PROPERTY ASSOCIATES 8, L.P.,
                                a Delaware limited partnership



                                By:  EIGHTH CAREY CORPORATE PROPERTY, INC.




            04/10/97            By:        /s/ Claude Fernandez
            --------                      -----------------------------------
              Date                        Claude Fernandez
                                          Executive Vice President and
                                          Chief Administrative Officer
                                          (Principal Financial Officer)




            04/10/97            By:        /s/ Michael D. Roberts
            --------                      -----------------------------------
              Date                        Michael D. Roberts
                                          First Vice President and Controller
                                          (Principal Accounting Officer)