Form 10-Q/A
period 1996-09-30
CORPORATE PROPERTY ASSOCIATES 8 LP
filed 1997-04-17
CIK 824978

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                 AMENDMENT NO. 1

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  SEPTEMBER 30, 1996
                               -------------------------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    ------------------------

Commission file number                           0-17620
                      ----------------------------------------------------------

      CORPORATE PROPERTY ASSOCIATES 8, L.P., A DELAWARE LIMITED PARTNERSHIP
--------------------------------------------------------------------------------
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


--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)



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

                                                                Yes        No
                                                            ---        ---

                     CORPORATE PROPERTY ASSOCIATES 8, L.P.,
                         a Delaware limited partnership





                                      INDEX



                                                                                                Page No.
                                                                                                --------

 PART I

 Item 1. - Financial Information*

               Balance Sheets, December 31, 1995 and
               September 30, 1996                                                                   2

               Statements of Income for the three and nine
               months ended September 30, 1995 and 1996                                             3

               Statements of Cash Flows for the nine
               months ended September 30, 1995 and 1996                                             4

               Notes to Financial Statements                                                       5-7

 Item 2. - Management's Discussion of Operations                                                   8-9



 PART II

 Signatures                                                                                        10



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

                     CORPORATE PROPERTY ASSOCIATES 8, L.P.,
                         a Delaware limited partnership

                                     PART I

                         Item 1. - FINANCIAL INFORMATION

                                 BALANCE SHEETS


                                                                    December 31,                 September 30,
                                                                        1995                         1996
                                                                     ------------               ------------
                                                                       (Note)                   (Unaudited)
         ASSETS:

Land, buildings and personal property,
    net of accumulated depreciation of
    $10,386,418 at December 31, 1995 and
    $9,936,022 at September 30, 1996                                 $ 59,362,502               $ 49,056,874
Net investment in direct financing leases                              47,095,414                 47,095,414
Equity investments                                                      1,234,480                    982,699
Investment in operating partnership                                                                5,599,688
Cash and cash equivalents                                               5,119,385                  6,948,876
Other assets                                                            2,077,926                  1,527,302
                                                                     ------------               ------------
           Total assets                                              $114,889,707               $111,210,853
                                                                     ============               ============


         LIABILITIES:

Mortgage notes payable                                               $ 52,685,656               $ 47,099,334
Note payable                                                            5,102,144                  5,102,144
Accrued interest payable                                                  610,754                    497,868
Accounts payable and accrued expenses                                     522,575                    254,584
Accounts payable to affiliates                                            127,994                    300,822
Prepaid and deferred rental income and
    security deposits                                                   1,015,946                    666,978
                                                                     ------------               ------------
           Total liabilities                                           60,065,069                 53,921,730
                                                                     ------------               ------------


         PARTNERS' CAPITAL:

General Partners                                                         (412,915)                  (166,465)

Limited Partners (67,582 Limited
Partnership Units issued and outstanding)                              55,237,553                 57,455,588
                                                                     ------------               ------------
           Total partners' capital                                     54,824,638                 57,289,123
                                                                     ------------               ------------
           Total liabilities and
               partners' capital                                     $114,889,707               $111,210,853
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

                     CORPORATE PROPERTY ASSOCIATES 8, L.P.,
                         a Delaware limited partnership


                        STATEMENTS OF INCOME (UNAUDITED)


                                              Three Months Ended                                Nine Months Ended
                                  September 30, 1995       September 30, 1996        September 30, 1995      September 30, 1996
                                  ------------------       ------------------        ------------------      ------------------
Revenues:
  Rental income from
    operating leases                    $2,422,024              $2,289,688               $ 6,990,486              $ 6,783,408
  Interest from direct
    financing leases                     1,374,526               1,654,333                 4,369,904                4,862,920
  Other interest income                     81,164                  53,733                   196,934                  197,106
  Other income                                                     109,059                                            353,401
                                        ----------              ----------               -----------              -----------
                                         3,877,714               4,106,813                11,557,324               12,196,835
                                        ----------              ----------               -----------              -----------

Expenses:
  Interest on mortgages
    and note payable                     1,474,358               1,251,324                 4,474,298                3,959,651
  Depreciation                             469,889                 358,141                 1,441,582                1,182,318
  General and administrative               117,963                 192,506                   424,475                  538,335
  Property expense                          13,735                  39,137                   329,619                  249,512
  Amortization                               9,277                   9,277                    27,831                   27,831
                                        ----------              ----------               -----------              -----------
                                         2,085,222               1,850,385                 6,697,805                5,957,647
                                        ----------              ----------               -----------              -----------
      Income before
        (loss) income from equity
        investments and gain
        on sales of real estate          1,792,492               2,256,428                 4,859,519                6,239,188

Hotel operating income                     357,504                  70,269                 1,243,309                1,003,300

(Loss) income from equity
  investments                              (16,524)                129,865                   (47,663)                 100,753
                                        ----------              ----------               -----------              -----------

      Income before gain on
        sales of real estate             2,133,472               2,456,562                 6,055,165                7,343,241

Gain on sale of real estate                                         21,697                                             21,697
                                        ----------              ----------                ----------               ----------

      Net income                        $2,133,472              $2,478,259               $ 6,055,165              $ 7,364,938
                                        ==========              ==========               ===========              ===========


Net income allocated
  to General Partners                   $  213,347              $  247,826               $   605,516              $   736,494
                                        ==========              ==========               ===========              ===========


Net income allocated
  to Limited Partners                   $1,920,125              $2,230,433               $ 5,449,649              $ 6,628,444
                                        ==========              ==========               ===========              ===========


Net income per weighted
average Unit:                               $28.41                  $33.00                    $80.52                   $98.08
                                            ======                  ======                    ======                   ======


Weighted average units                      67,582                  67,582                    67,682                   67,582
                                            ======                  ======                    ======                   ======



The accompanying notes are an integral part of the financial statements.

                     CORPORATE PROPERTY ASSOCIATES 8, L.P.,
                         a Delaware limited partnership

                      STATEMENTS of CASH FLOWS (UNAUDITED)


                                                                                             Nine Months Ended
                                                                                                September 30,
                                                                                      ----------------------------------
                                                                                      1995                          1996
                                                                                      ----                          ----
Cash flows from operating activities:
  Net income                                                                       $ 6,055,165                  $ 7,364,938
  Adjustments to reconcile net income
      to net cash provided by operating activities:
      Depreciation and amortization                                                  1,469,413                    1,210,149
      Other noncash items                                                              228,215                      166,952
      Loss from equity investments                                                      47,663
      Gain on sale                                                                                                  (21,697)
      Net change in operating assets and liabilities                                  (552,207)                    (227,641)
                                                                                   -----------                  -----------
        Net cash provided by operating activities                                    7,248,249                    8,492,701
                                                                                   -----------                  -----------

Cash flows from investing activities:
  Proceeds from sale of real estate                                                                                 442,496
  Distributions from equity investments in excess of equity income                     211,693                      109,886
  Additional capitalized costs                                                        (122,438)                    (414,256)
  Purchase of interest in operating partnership and related costs                                                  (230,000)
                                                                                   -----------                  -----------
        Net cash provided by (used in) investing activities                             89,255                      (91,874)
                                                                                   -----------                  -----------

Cash flows from financing activities:
  Distributions to partners                                                         (4,799,460)                  (4,900,453)
  Retirement of Limited Partner Units                                                 (179,670)
  Proceeds from issuance of mortgage                                                                              4,000,000
  Prepayment of mortgage payable                                                                                 (4,189,427)
  Payments on mortgage principal                                                    (2,362,883)                  (1,481,456)
                                                                                   -----------                  -----------
        Net cash used by financing activities                                       (7,342,013)                  (6,571,336)
                                                                                   -----------                  -----------

           Net (decrease) increase in cash and
              cash equivalents                                                          (4,509)                   1,829,491

Cash and cash equivalents, beginning of period                                       4,680,685                    5,119,385
                                                                                   -----------                  -----------

           Cash and cash equivalents, end of period                                $ 4,676,176                  $ 6,948,876
                                                                                   ===========                  ===========


Supplemental disclosure of noncash investing and financing activities:

In July 1996, the Partnership exchanged its interest in a hotel property and related assets and liabilities for 493,664 units in the operating partnership of a publicly-traded real estate investment trust. The assets and liabilities transferred are as follows:

        Real estate, net of accumulated depreciation                                                            $ 9,116,767
        Mortgage note payable                                                                                    (3,915,439)
        Other assets and liabilities transferred, net                                                                26,465
                                                                                                                -----------
                                                                                                                $ 5,227,793
                                                                                                                ===========
Supplemental disclosure of cash flows information:

              Interest paid                                                        $ 4,460,878                  $ 4,072,537
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


                                                          1995           %                    1996            %
                                                          ----          ----                  ----           --
Lease Obligor:

Advanced System Applications, Inc.                      $ 2,335,568      21%                 $ 2,290,961      20%
Sybron Acquisition Company                                1,868,940      17                    1,868,940      16
Dr Pepper Bottling Company of Texas                       1,499,250      13                    1,499,250      13
Amersig, Inc.                                             1,050,772       9                    1,052,667       9
High Voltage Engineering Corporation                        872,342       8                      887,435       8
Orbital Sciences Corporation                                733,034       6                      733,034       6
Furon Company                                               614,583       5                      621,239       5
United Stationers Supply Co.                                566,500       5                      609,427       5
Detroit Diesel Corporation                                  512,435       5                      546,808       5
AutoZone, Inc.                                              393,293       3                      393,293       3
NVRyan L.P.                                                 344,304       3                      371,638       3
Mayfair Molded Products Corporation                         345,566       3                      345,566       3
U.S. Postal Service                                                                              199,854       2
Winn-Dixie Stores, Inc.                                     100,875       1                      100,875       1
Other                                                        80,403       1                       82,816       1
Federal Express Corporation                                  42,525                               42,525
                                                        -----------     ----                 -----------     ----
                                                        $11,360,390     100%                 $11,646,328     100%
                                                        ===========     ====                 ===========     ====



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

                     CORPORATE PROPERTY ASSOCIATES 8, L.P.,
                         a Delaware limited partnership


                 Item 2. - MANAGEMENT'S DISCUSSION OF OPERATIONS


Results of Operations:

      Net Income for the three-month and nine-month periods ended September 30, 1996 increased by $344,000 and $1,309,000, respectively, as compared with the same periods ended September 30, 1995. Included in results for the current three-month and nine-month periods are the benefit from certain nonrecurring other income items totalling $109,000 and $353,000, respectively. The increase, as adjusted, was due to increases in lease revenues and income from equity investments, and decreases in hotel operating income and interest, depreciation and property expenses. The increase in lease revenues was due to rent increases on the properties leased to Detroit Diesel Corporation in July 1995 and Furon Company ("Furon") in January 1996, the restructuring of the United Stationers Supply Co. lease in March 1995 and the commencement of the lease with the United States Postal Service (the "Postal Service") in May 1996. The increase in equity income was due to $142,000 earned from the new investment in American General Hospitality Operating L.P. (the "Operating Partnership"). The Partnership acquired this investment on July 30, 1996 when it exchanged an interest in its hotel property in Kenner, Louisiana (and related assets and liabilities including the transfer of a mortgage loan obligation on the property) for limited partnership units in the Operating Partnership. Hotel operating income decreased as a result of the exchange as the Partnership ceased having a direct investment in the hotel after the exchange. The decrease in interest expense was due to the satisfaction of the mortgage loan collateralized by the Advanced System Applications, Inc. ("ASA") property which fully amortized in March 1996, the transfer of the debt obligation on the hotel property to the Operating Partnership and the continuing principal amortization of other mortgage debt. The decrease in depreciation was due to lower charges as a result of the sale of the Furon properties and the transfer of the Kenner hotel property. The decrease in property expense for the nine-month period was due to the successful resolution in the second quarter of 1996 of the Partnership's dispute relating to the Amerisig, Inc. ("Amerisg") property. With the sale of two properties, annual rent under the Furon lease will decrease by $55,000; however, cash flow (rental less debt service on the related mortgage debt) from the Furon properties will decrease by only $16,600 as annual debt service on the loan collateralized by the Furon properties will be reduced by $38,400 as the debt service schedule was reamortized after a partial prepayment on the Furon mortgage loan was paid from the proceeds of the sale of two Furon properties.

      Net income was not fully comparable as the disposition of the hotel operation occurred on July 30, 1996; such operations were not in effect for the full current periods. As a result of the transaction with the Operating Partnership, the Partnership expects to realize cash flow of approximately $805,000 per year from distributions. Although the Partnership's income will decrease as income from the hotel operation exceeded projected income from the the Operating Partnership investment, Management believes that the Partnership would have had to continue to invest significant resources to periodically fund the capital improvements needed to remain competitive in operating the hotel. For instance, the Partnership realized cash flow after debt service from the hotel in 1995 of $1,184,000; however, the Partnership funded improvements in excess of $867,000 in 1994. Management hopes that the exchange will eliminate the uncertainty and fluctuation in cash flow relating to operating a single hotel as the Operating Partnership owns a diversified portfolio of hotel properties. The Partnership has an option after July 30, 1997 to exchange its limited partnership units for shares of American General Hospitality, Inc. ("AGH"), a publicly traded real estate investment trust, which holds the majority interest in the Operating Partnership.

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

                            CORPORATE PROPERTY ASSOCIATES 8, L.P.,
                            a Delaware limited partnership

                            By:    EIGHTH CAREY CORPORATE PROPERTY, INC.




      04/10/97              By:      /s/ Claude Fernandez
      --------                      ----------------------------------
        Date                        Claude Fernandez
                                    Executive Vice President and
                                    Chief Administrative Officer
                                    (Principal Financial Officer)




      04/10/97              By:      /s/ Michael D. Roberts
      --------                      ----------------------------------
        Date                        Michael D. Roberts
                                    First Vice President and Controller
                                    (Principal Accounting Officer)