Form 10-Q
period 1997-03-31
CORPORATE PROPERTY ASSOCIATES 8 LP
filed 1997-05-14
CIK 824978

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         MARCH 31, 1997


                                       or

[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
                               -------------    ---------------

Commission file number         0-17620

      CORPORATE PROPERTY ASSOCIATES 8, L.P., A DELAWARE LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)

         DELAWARE                                      13-3469700
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

50 ROCKEFELLER PLAZA, NEW YORK, NEW YORK                   10020
(Address of principal executive offices)                (Zip Code)

                                 (212) 492-1100
              (Registrant's telephone number, including area code)

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





                                      INDEX

                                                                       Page No.
                                                                       --------
 PART I

 Item 1. - Financial Information*

               Balance Sheets, December 31, 1996 and
               March 31, 1997                                             2

               Statements of Income for the three
               months ended March 31, 1996 and 1997                       3

               Statements of Cash Flows for the three
               months ended March 31, 1996 and 1997                       4

               Notes to Financial Statements                             5-6

 Item 2. - Management's Discussion of Operations                          7




 PART II

 Item 6. - Exhibits and Reports on Form 8-K                               8

 Signatures                                                               9


*The summarized financial information contained herein is unaudited; however in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.

                     CORPORATE PROPERTY ASSOCIATES 8, L.P.,
                         a Delaware limited partnership

                                     PART I

                         Item 1. - FINANCIAL INFORMATION

                                 BALANCE SHEETS

                                                                      December 31,                 March 31
                                                                          1996                       1997
                                                                          ----                       ----
                                                                         (Note)                   (Unaudited)
         ASSETS:

Land, buildings and personal property,
    net of accumulated depreciation of
    $10,293,440 at December 31, 1996 and
    $10,650,857 at March 31, 1997                                    $ 48,699,455               $ 48,342,038
Net investment in direct financing leases                              47,095,414                 47,095,414
Equity investments                                                      6,513,068                  6,399,642
Cash and cash equivalents                                               4,850,145                  5,463,916
Other assets                                                            1,471,121                  1,934,312
                                                                     ------------               ------------
           Total assets                                              $108,629,203               $109,235,322
                                                                     ============               ============


         LIABILITIES:

Mortgage notes payable                                               $ 44,139,958               $ 43,852,041
Note payable                                                            5,102,144                  5,102,144
Accrued interest payable                                                  473,317                    469,591
Accounts payable and accrued expenses                                     274,822                    235,522
Accounts payable to affiliates                                            209,112                    269,332
Prepaid and deferred rental income and
    security deposits                                                     698,443                    687,185
                                                                     ------------               ------------
           Total liabilities                                           50,897,796                 50,615,815
                                                                      -----------               ------------


         PARTNERS' CAPITAL:

General Partners                                                         (103,774)                   (14,964)

Limited Partners (67,582 Limited
Partnership Units issued and outstanding)                              57,835,181                 58,634,471
                                                                     ------------               ------------
           Total partners' capital                                     57,731,407                 58,619,507
                                                                     ------------               ------------
           Total liabilities and
               partners' capital                                     $108,629,203               $109,235,322
                                                                     ============               ============




The accompanying notes are an integral part of the financial statements.


Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date.

                     CORPORATE PROPERTY ASSOCIATES 8, L.P.,
                         a Delaware limited partnership


                        STATEMENTS OF INCOME (UNAUDITED)

                                                                          Three Months Ended
                                                           March 31, 1996                    March 31, 1997
                                                           --------------                    --------------
Revenues:
  Rental income from operating leases                          $2,224,072                         $2,323,237
  Interest income from direct financing leases                  1,604,469                          1,614,048
  Other interest income                                            59,573                             49,975
  Other income                                                                                       213,155
                                                               ----------                         ----------
                                                                3,888,114                          4,200,415
                                                               ----------                         ----------

Expenses:
  Interest                                                      1,361,328                          1,148,522
  Depreciation                                                    469,732                            357,417
  General and administrative                                      146,386                            185,693
  Property expenses                                                77,387                            120,439
  Amortization                                                      9,277                              7,644
                                                               ----------                         ----------
                                                                2,064,110                          1,819,715
                                                               ----------                         ----------

      Income before (loss) income
        from equity investments,                                1,824,004                          2,380,700

Earnings from hotel operation                                     500,293
(Loss) income from equity investments                             (15,008)                           159,404
                                                               ----------                         ----------

      Net income                                               $2,309,289                         $2,540,104
                                                               ==========                         ==========


Net income allocated to
  General Partners                                             $  230,929                         $  254,010
                                                               ==========                         ==========


Net income allocated to
  Limited Partners                                             $2,078,360                         $2,286,094
                                                               ==========                         ==========


Net income per Unit
  (67,582 Limited Partnership
  Units)
                                                                  $30.75                             $33.83
                                                                  ======                             ======





The accompanying notes are an integral part of the financial statements.

                     CORPORATE PROPERTY ASSOCIATES 8, L.P.,
                         a Delaware limited partnership

                      STATEMENTS of CASH FLOWS (UNAUDITED)


                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                            -------------------------------
                                                               1996                1997
                                                               ----                ----
Cash flows from operating activities:
  Net income                                                $ 2,309,289         $ 2,540,104
  Adjustments to reconcile net income
      to net cash provided by operating activities:
      Depreciation and amortization                             479,009             365,061
      Other noncash items                                        73,590              41,300
      Loss from equity investments                               15,008
      Net change in operating assets and liabilities           (300,878)           (506,199)
                                                            -----------         -----------
        Net cash provided by operating activities             2,576,018           2,440,266
                                                            -----------         -----------

Cash flows from investing activities:
  Distributions from equity investments in excess
      of equity income                                           71,200             113,426
  Additional capitalized costs                                   (3,925)
                                                            -----------         -----------
        Net cash provided by investing activities                67,275             113,426
                                                            -----------         -----------

Cash flows from financing activities:
  Distributions to partners                                  (1,624,221)         (1,652,004)
  Payments of mortgage principal                               (864,117)           (287,917)
                                                            -----------         -----------
        Net cash used by financing activities                (2,488,338)         (1,939,921)
                                                            -----------         -----------

           Net increase in cash and
              cash equivalents                                  154,955             613,771

Cash and cash equivalents, beginning of period                5,119,385           4,850,145
                                                            -----------         -----------

           Cash and cash equivalents, end of period         $ 5,274,340         $ 5,463,916
                                                            ===========         ===========




Supplemental disclosure of cash flows information:

              Interest paid                                 $ 1,368,602         $ 1,152,248
                                                            ===========         ===========







The accompanying notes are an integral part of the financial statements.

                     CORPORATE PROPERTY ASSOCIATES 8, L.P.,
                         a Delaware limited partnership


                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)




Note 1.  Basis of Presentation:

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996.



Note 2.  Distributions to Partners:

Distributions declared and paid to partners during the three months ended March 31, 1997 are summarized as follows:

 Quarter Ended                 General Partners                  Limited Partners            Per Limited Partner Unit
 -------------                 ----------------                  ----------------            ------------------------

December 31, 1996                  $165,200                        $1,486,804                        $22.00
                                   ========                        ==========                        ======

A distribution of $22.02 per Limited Partner Unit for the quarter ended March 31, 1997 was declared and paid in April 1997.


Note 3.  Transactions with Related Parties:

For the three-month periods ended March 31, 1996 and 1997, the Partnership incurred leasing fees of $3,048 and $5,615, respectively, and general and administrative expense reimbursements of $22,846 and $57,521, respectively, payable to an affiliate.

The Partnership, in conjunction with certain affiliates, is a participant in a cost sharing agreement for the purpose of renting and occupying office space. Under the agreement, the Partnership pays its proportionate share of rent and other costs of occupancy. Net expenses incurred for the three months ended March 31, 1996 and 1997 were $48,182 and $41,580, respectively.

                     CORPORATE PROPERTY ASSOCIATES 8, L.P.,
                         a Delaware limited partnership


             NOTES TO FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)



Note 4.  Industry Segment Information:

The Partnership's operations consist of the direct and indirect investment in and the leasing of industrial and commercial real estate. For the three-month periods ended March 31, 1996 and 1997, the Partnership earned its real estate leasing revenues (rental income plus interest income from financing leases) from its directly owned real estate investments as follows:

                                                            1996          %                     1997           %
                                                            ----        ----                    ----          --
Lease Obligor:

Advanced System Applications, Inc.                      $   778,523      20%                 $   751,636      19%
Sybron Acquisition Company                                  622,980      16                      622,980      16
Dr Pepper Bottling Company of Texas                         499,750      13                      499,750      13
Amerisig, Inc.                                              348,723       9                      376,125       9
High Voltage Engineering Corporation                        295,812       8                      295,812       7
Orbital Sciences Corporation                                244,345       6                      244,345       6
United Stationers Supply Co.                                203,177       5                      203,177       5
Furon Company                                               207,482       5                      194,975       5
Detroit Diesel Corporation                                  182,269       5                      182,269       5
AutoZone, Inc.                                              131,098       4                      131,098       3
NVRyan L.P.                                                 123,879       3                      123,879       3
U.S. Postal Service                                                                              119,913       3
Mayfair Molded Products Corporation                         115,189       3                      115,189       3
Winn-Dixie Stores, Inc.                                      33,625       1                       33,625       1
Other                                                        27,514       1                       28,337       1
Federal Express Corporation                                  14,175       1                       14,175       1
                                                        -----------     ----                 -----------     ---
                                                        $ 3,828,541     100%                 $ 3,937,285     100%
                                                        ===========     ====                 ===========     ====


Note 5.  Investment in Operating Partnership:

The Partnership owns 493,664 limited partnership units in American General Hospitality Operating Partnership, L.P., the operating partnership of American General Hospitality Corporation ("AGH"), a publicly-traded real estate investment trust. The Partnership's investment in the operating partnership is accounted for under the equity method.

AGH's audited financial statements reported total assets of $243,115,000 and shareholders' equity of $127,461,000 as of December 31, 1996 and total revenues of $13,496,000 and net income of $5,129,000 for the period from July 31, 1996 through December 31, 1996.

                     CORPORATE PROPERTY ASSOCIATES 8, L.P.,
                         a Delaware limited partnership


                 Item 2. - MANAGEMENT'S DISCUSSION OF OPERATIONS


Results of Operations:

      Net income for the three-month period ended March 31, 1997 increased by $231,000 as compared with net income for three-month period ended March 31, 1996. The increase in net income was primarily due to nonrecurring other income of $213,000. Excluding this nonrecurring item, income for the period reflected a modest increase of $18,000 as increases in general and administrative expenses offset increases in lease revenues and decreases in interest and depreciation expenses. The nonrecurring other consists of a distribution on the Partnership's bankruptcy claim against the former lessee of the New Orleans hotel. A distribution on the claim was also received by the Partnership in 1996.

      The increase in lease revenues was due to the commencement of the lease with the United States Postal Service in May 1996. Interest expense decreased due to the full amortization of the mortgage loan on the Advanced System Applications, Inc. in March 1996, satisfaction of the mortgage loan on the New Orleans hotel property in connection with exchanging its interest in the hotel for limited partnership units in the operating partnership of a real estate investment trust, American General Hospitality Corporation, in July 1996 and the prepayment of the loan on the AutoZone, Inc. properties in December 1996. The decrease in depreciation was due to the disposition of the hotel property. The increase in general and administrative expense was due, in part, to certain nonrecurring administrative reimbursements. Property expenses increased due to costs incurred by the Partnership at the ASA property as such costs are now being paid by the Partnership. The lease agreement with the Postal Service at the ASA property is not a net lease so that the Partnership is required to pay certain property-related expenses. The ASA lease was modified in the second quarter of 1996 at which time the Partnership agreed to absorb property-related expenses in exchange for the assignment of sublease rents which had previously been received by ASA.

      Although equity income of $171,000 from the investment in the operating partnership was lower than earnings from the hotel operation, the decrease in cash flow resulting from the exchange was approximately $241,000. As more fully described in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996, the General Partners believe that overall cash flow will significantly benefit as the Partnership periodically was required to use substantial resources to maintain and upgrade the hotel property to remain competitive. As of May 6, 1997, the quoted market value of the common stock of American General Hospitality was $25 -1/2 per share. As the limited partnership units will ultimately be convertible to shares of American General Hospitality on a one-for-one basis, the underlying value of the Company's investment is approximately $12,588,000 as of that date.


Financial Condition:

      There has been no material change in the Partnership's financial condition since December 31, 1996. Cash flow from operating activities of $2,440,000 was sufficient to fund distributions to partners of $1,652,000 and scheduled mortgage principal payments of $288,000. The maturity of the mortgage loan collateralized by the Furon properties has been extended through June 1, 1997. The General Partners believe the Partnership will be able to refinance the loan, in part because there are more than ten years remaining on the Furon lease. However, the lender's due diligence process has not been completed.

      The Postal Service has a right of first refusal on the space being vacated by ASA in June 1997. The Partnership and the Postal Service have entered into discussions regarding leasing the additional space. There is no assurance that the Postal Service will agree to lease all or a portion of the space being vacated.

      The General Partners are currently investigating ways to provide liquidity for limited partners on a tax-effective basis.

                     CORPORATE PROPERTY ASSOCIATES 8, L.P.,
                         a Delaware limited partnership



                                     PART II




Item 6. - EXHIBITS AND REPORTS ON FORM 8-K


         (a)        Exhibits:

                    None

         (b)        Reports on Form 8-K:

                      During the quarter ended March 31, 1997 the Partnership was not required to file any reports on Form 8-K.

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

                                CORPORATE PROPERTY ASSOCIATES 8, L.P.,
                                a Delaware limited partnership

                                By:    EIGHTH CAREY CORPORATE PROPERTY, INC.




          5/13/97               By:          /s/ Claude Fernandez
          -------                           ------------------------------
           Date                             Claude Fernandez
                                            Executive Vice President and
                                            Chief Administrative Officer
                                            (Principal Financial Officer)




          5/13/97               By:          /s/ Michael D. Roberts
          -------                           ------------------------------
           Date                             Michael D. Roberts
                                            First Vice President and Controller
                                            (Principal Accounting Officer)