Form 10-Q
period 1997-06-30
CORPORATE PROPERTY ASSOCIATES 8 LP
filed 1997-08-11
CIK 824978

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               JUNE 30, 1997
                               -------------------------------------------------

                                                   or

[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                         to
                               -----------------------    ----------------------

Commission file number                  0-17620
                       ---------------------------------------------------------


     CORPORATE PROPERTY ASSOCIATES 8, L.P., A DELAWARE LIMITED PARTNERSHIP
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             DELAWARE                                                                 13-3469700
------------------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)          (I.R.S. Employer Identification No.)


50 ROCKEFELLER PLAZA, NEW YORK, NEW YORK                                10020
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



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                                                  /X/ Yes / / No


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                                                  / / Yes / / No

                     CORPORATE PROPERTY ASSOCIATES 8, L.P.,
                         a Delaware limited partnership





                                      INDEX



                                                                        Page No.
                                                                        --------

PART I
------

Item 1. - Financial Information*

               Balance Sheets, December 31, 1996 and
               June 30, 1997                                                2

               Statements of Income for the three and six
               months ended June 30, 1996 and 1997                          3

               Statements of Cash Flows for the six
               months ended June 30, 1996 and 1997                          4

               Notes to Financial Statements                               5-7

Item 2. - Management's Discussion of Operations                            8-9




PART II
-------

Item 6. - Exhibits and Reports on Form 8-K                                 10

 Signatures                                                                11






*The summarized financial information contained herein is unaudited; however in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.

                     CORPORATE PROPERTY ASSOCIATES 8, L.P.,
                         a Delaware limited partnership

                                     PART I

                         Item 1. - FINANCIAL INFORMATION

                                 BALANCE SHEETS


                                                  December 31,             June 30
                                                      1996                   1997
                                                  -------------          ------------
                                                     (Note)              (Unaudited)

         ASSETS:
Land, buildings and personal property,
    net of accumulated depreciation of
    $10,293,440 at December 31, 1996 and
    $9,570,323 at June 30, 1997                   $  48,699,455          $ 42,364,192
Net investment in direct financing leases            47,095,414            52,723,914
Equity investments                                    6,513,068             6,328,444
Cash and cash equivalents                             4,850,145             6,497,813
Other assets                                          1,471,121             1,750,756
                                                  -------------          ------------
           Total assets                           $ 108,629,203          $109,665,119
                                                  =============          ============


         LIABILITIES:

Mortgage notes payable                            $  44,139,958          $ 43,598,288
Note payable                                          5,102,144             5,102,144
Accrued interest payable                                473,317               446,081
Accounts payable and accrued expenses                   274,822               284,707
Accounts payable to affiliates                          209,112               290,837
Prepaid and deferred rental income and
    security deposits                                   698,443               679,690
                                                  -------------          ------------
           Total liabilities                         50,897,796            50,401,747
                                                  -------------          ------------


         PARTNERS' CAPITAL:

General Partners                                       (103,774)               49,423

Limited Partners (67,582 Limited
Partnership Units issued and outstanding)            57,835,181            59,213,949
                                                  -------------          ------------
           Total partners' capital                   57,731,407            59,263,372
                                                  -------------          ------------
           Total liabilities and
               partners' capital                  $ 108,629,203          $109,665,119
                                                  =============          ============


The accompanying notes are an integral part of the financial statements.


Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date.

                     CORPORATE PROPERTY ASSOCIATES 8, L.P.,
                         a Delaware limited partnership


                        STATEMENTS OF INCOME (UNAUDITED)


                                        Three Months Ended              Six Months Ended
                                  June 30, 1996    June 30, 1997  June 30, 1996   June 30, 1997
                                  -------------    -------------  -------------   -------------
Revenues:
  Rental income from
    operating leases               $ 2,269,648      $2,326,720     $ 4,493,720      $4,649,957
  Interest from direct
    financing leases                 1,604,118       1,612,771       3,208,587       3,226,819
  Other interest income                 83,800          73,508         143,373         123,483
  Other income                         244,342                         244,342         213,155
                                   -----------      ----------     -----------      ----------
                                     4,201,908       4,012,999       8,090,022       8,213,414
                                   -----------      ----------     -----------      ----------
Expenses:
  Interest on mortgages
    and note payable                 1,346,999       1,109,440       2,708,327       2,257,962
  Depreciation                         354,445         349,346         824,177         706,763
  General and administrative           199,443         279,318         345,829         465,011
  Property expense                     132,988         179,658         210,375         300,097
  Amortization                           9,277           7,643          18,554          15,287
                                   -----------      ----------     -----------      ----------
                                     2,043,152       1,925,405       4,107,262       3,745,120
                                   -----------      ----------     -----------      ----------

      Income before (loss)
        income from
        equity investments           2,158,756       2,087,594       3,982,760       4,468,294

(Loss) income from equity
  investments                          (14,104)        209,778         (29,112)        369,182
Earnings from hotel operations         432,738                         933,031
                                   -----------      ----------     -----------      ----------


      Net income                   $ 2,577,390      $2,297,372     $ 4,886,679      $4,837,476
                                   ===========      ==========     ===========      ==========


Net income allocated
  to General Partners              $   257,739      $  229,738     $   488,668      $  483,748
                                   ===========      ==========     ===========      ==========


Net income allocated
  to Limited Partners              $ 2,319,651      $2,067,634     $ 4,398,011      $4,353,728
                                   ===========      ==========     ===========      ==========


Net income per Unit:
(67,582 Limited
Partnership Units)                 $     34.33      $    30.59     $     65.08      $    64.42
                                   ===========      ==========     ===========      ==========


The accompanying notes are an integral part of the financial statements.

                     CORPORATE PROPERTY ASSOCIATES 8, L.P.,
                         a Delaware limited partnership

                      STATEMENTS of CASH FLOWS (UNAUDITED)


                                                                                      Six Months Ended
                                                                                           June 30,
                                                                                 ----------------------------
                                                                                     1996             1997
                                                                                 -----------      -----------
Cash flows from operating activities:
  Net income                                                                     $ 4,886,679      $ 4,837,476
  Adjustments to reconcile net income
      to net cash provided by operating activities:
      Depreciation and amortization                                                  842,731          722,050
      Other noncash items                                                            147,180           90,598
      Loss from equity investments                                                    29,112
      Net change in operating assets and liabilities                                (744,352)        (282,424)
                                                                                 -----------      -----------
        Net cash provided by operating activities                                  5,161,350        5,367,700
                                                                                 -----------      -----------

Cash flows from investing activities:
  Distributions from equity investments in excess of equity income                   142,224          184,624
  Additional capitalized costs                                                      (153,342)
                                                                                 -----------      -----------
        Net cash (used in) provided by investing activities                          (11,118)         184,624
                                                                                 -----------      -----------

Cash flows from financing activities:
  Distributions to partners                                                       (3,257,453)      (3,305,511)
  Proceeds from issuance of mortgage                                               4,000,000        4,099,560
  Prepayment of mortgage payable                                                  (3,901,431)      (4,021,244)
  Deferred financing costs                                                                            (57,475)
  Payments on mortgage principal                                                  (1,174,227)        (619,986)
                                                                                 -----------      -----------
        Net cash used by financing activities                                     (4,333,111)      (3,904,656)
                                                                                 -----------      -----------

           Net increase in cash and cash equivalents                                 817,121        1,647,668

Cash and cash equivalents, beginning of period                                     5,119,385        4,850,145
                                                                                 -----------      -----------

           Cash and cash equivalents, end of period                              $ 5,936,506      $ 6,497,813
                                                                                 ===========      ===========



Supplemental disclosure of cash flows information:

  Interest paid                                                                  $ 2,808,067      $ 2,285,198
                                                                                 ===========      ===========


During the six-month period ended June 30, 1997, a lease was reclassified as follows:

  Land and buildings, net of accumulated depreciation of $1,429,880                               $(5,628,500)
  Net investment in direct financing leases                                                         5,628,500
                                                                                                  -----------
                                                                                                           --
                                                                                                  ===========


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



Note 2.  Distributions to Partners:

Distributions declared and paid to partners during the six months ended June 30, 1997 are summarized as follows:


  Quarter Ended         General Partners       Limited Partners      Per Limited Partner Unit
  -------------         ----------------       ----------------      ------------------------
December 31, 1996           $165,200              $1,486,804                 $22.00
                            ========              ==========                 ======

March 31, 1997              $165,351              $1,488,156                 $22.02
                            ========              ==========                 ======


A distribution of $22.04 per Limited Partner Unit for the quarter ended June 30, 1997 was declared and paid in July 1997.



Note 3.  Transactions with Related Parties:

For the three-month and six-month periods ended June 30, 1996, the Partnership incurred leasing fees of $3,146 and $6,194, respectively, and general and administrative expense reimbursements of $38,489 and $61,335, respectively, payable to an affiliate. For the three-month and six-month periods ended June 30, 1997, the Partnership incurred leasing fees of $6,814 and $12,429, respectively, and general and administrative expense reimbursements of $50,873 and $108,394, respectively, payable to an affiliate.

The Partnership, in conjunction with certain affiliates, is a participant in a cost sharing agreement for the purpose of renting and occupying office space. Under the agreement, the Partnership pays its proportionate share of rent and other costs of occupancy. Net expenses incurred for the six months ended June 30, 1996 and 1997 were $80,163 and $64,937, respectively.

                     CORPORATE PROPERTY ASSOCIATES 8, L.P.,
                         a Delaware limited partnership


             NOTES TO FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)




Note 4.  Industry Segment Information:

The Partnership's operations consist of the direct and indirect investment in and the leasing of industrial and commercial real estate. For the six-month periods ended June 30, 1996 and 1997, the Partnership earned its real estate leasing revenues (rental income plus interest income from financing leases) from its directly owned real estate investments as follows:


                                            1996                 %          1997          %
                                            ----                ---         ----         ---
Lease Obligor:
--------------

Advanced System Applications, Inc.       $1,539,547              20%     $1,504,547       19%
Sybron Acquisition Company                1,245,960              16       1,245,960       16
Dr Pepper Bottling Company of Texas         999,500              13         999,500       13
Amerisig, Inc.                              697,187               9         756,709       10
High Voltage Engineering Corporation        591,623               8         587,291        7
Orbital Sciences Corporation                488,689               6         488,689        6
United Stationers Supply Co.                406,354               5         406,354        5
Furon Company                               416,283               6         389,950        5
Detroit Diesel Corporation                  364,539               5         364,539        5
AutoZone, Inc.                              262,195               3         262,195        3
NVRyan L.P.                                 229,536               3         247,759        3
U.S. Postal Service                          79,942               1         239,825        3
Mayfair Molded Products Corporation         230,377               3         230,377        3
Winn-Dixie Stores, Inc.                      67,250               1          67,250        1
Other                                        54,975               1          57,481        1
Federal Express Corporation                  28,350                          28,350
                                         ----------             ---      ----------      ---
                                         $7,702,307             100%     $7,876,776      100%
                                         ==========             ===      ==========      ===


Note 5.  Investment in Operating Partnership:

The Partnership owns 493,664 limited partnership units in American General Hospitality Operating Partnership, L.P., the operating partnership of American General Hospitality Corporation ("AGH"), a publicly-traded real estate investment trust. The Partnership's investment in the operating partnership is accounted for under the equity method. As of August 1, 1997, the Partnership has the right to convert the limited partnership units on a one-for-one basis to shares of common stock in AGH.

AGH's audited financial statements reported total assets of $369,974,000 and shareholders' equity of $279,960,000 as of March 31, 1997 and total revenues of $9,903,000 and net income of $4,053,000 for the three months ended March 31, 1997.

                     CORPORATE PROPERTY ASSOCIATES 8, L.P.,
                         a Delaware limited partnership


             NOTES TO FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)




Note 6.  Properties Leased to Furon Company:

The Partnership and CPA(R):9, an affiliate, own properties leased to Furon Company ("Furon") with 32.28% and 67.72% interests, respectively. On June 20, 1997, the Furon lease was restated and amended in connection with a transaction which resulted in the Partnership and CPA(R):9 relinquishing ownership of properties in Mt. Pleasant, Texas and Milwaukee, Wisconsin in exchange for a property in Aurora, Ohio. No cash was paid or received in connection with the exchange. As amended, the initial lease was extended by five years from July 2007 to July 2012. The Partnership's share of annual rent of $779,900 was unchanged with the next rent increase scheduled for February 1999.

In connection with the exchange, the Partnership and CPA(R):9 refinanced an existing limited recourse loan of $4,021,244 collateralized by the Furon properties which bore interest at an annual interest rate of 10.40% and obtained a new limited recourse loan of $4,099,600. The new loan will initially require monthly payments of interest and principal of $78,403 at an annual interest rate of 8.42% and is based on a 17-1/2 year amortization schedule. If Furon's credit rating is downgraded, the annual interest rate on the loan may be increased to 9.02%. In July 2002, the interest rate is scheduled to be reset to the Treasury Yield Percentage plus 5%, subject to certain adjustments. The loan will mature in July 2012, at which time a balloon payment will be due. The mortgage lenders have the right to exercise a put option in July 2002 which would, if exercised, require the Partnership and CPA(R):9 to purchase the loan. The Partnership and CPA(R):9 may prepay the loan without any prepayment premium at the interest reset date.

As a result of the refinancing, annual cash flow will increase by $26,067. As the exchange of properties is a nonmonetary transaction for financial reporting purposes, no gain or loss has been recognized.

                     CORPORATE PROPERTY ASSOCIATES 8, L.P.,
                         a Delaware limited partnership


                 Item 2. - MANAGEMENT'S DISCUSSION OF OPERATIONS




Results of Operations:

      Net income for the three-month and six-month periods ended June 30, 1997 decreased as compared with the similar periods ended June 30, 1996. After adjusting for nonrecurring income items which are presented in the accompanying financial statements as other income, the decreases in income for the current year's three-month and six-month periods were approximately 1%. The decrease was primarily due to lower income as a result of the effect of exchanging the Partnership's hotel property for an equity investment in the operating partnership of a real estate investment trust in July 1996, and, to a lesser extent, increases in property and general and administrative expenses. These factors were partially offset by an increase in lease revenues and a decrease in interest expense.

      Approximately $392,000 of the increase in equity income was due to the July 1996 exchange of the Partnership's ownership interest in the Holiday Inn New Orleans Airport for limited partnership units in the operating partnership of a publicly-traded real estate investment trust, American General Hospitality Corporation. For the comparable six-month periods income from the investment in American General Hospitality was $237,000 less than the earnings from the hotel operations after the effects of depreciation and interest expenses on the hotel property and related mortgage loan are considered. Such comparison of the equity investment and the former hotel operation does not include the substantial cash resources that were used by the Partnership to maintain and upgrade the hotel's physical plant in order for the hotel operation to remain competitive. If direct ownership of the hotel had been retained, periodic capital expenditures would have continued to be required. As of August 6, 1997, the quoted market value of American General Hospitality common stock was $27 1/8 per share. Since the limited partnership units are convertible to shares of common stock on a one-for-one basis, the underlying fair market value of the Partnership's investment is approximately $13,391,000.

      The increase in general and administrative expenses was due to an increase in partnership level state taxes and administrative reimbursements to an affiliate. The increase in property expenses was due to the carrying costs of a property in Bloomingdale, Illinois which has not been subject to a net lease since the second quarter of 1996. The decrease in interest expense was due to the satisfaction of the mortgage loan on the hotel property in connection with the aforementioned exchange transaction and the December 1996 prepayment of the mortgage loan on the AutoZone, Inc. properties.

      The Partnership's lease revenues will decrease by approximately $3,000,000 as the result of the June 30, 1997 expiration of the Partnership's lease with Advanced System Applications, Inc. at the Partnership's property in Bloomingdale. Under a 1994 modification agreement, the Partnership consented to a termination of the Advanced System Applications lease in 1997 rather than 2003 in consideration for an increase of $2,223,000 in annual rents. A portion of the increase was used to accelerate payment on the Bloomingdale property's mortgage loan so that it fully amortized in March 1996. Since May 1996, 34% of the property has been leased to the United Postal Service at an annual rent of $480,000. On June 30, 1997, the Postal Service agreed to lease additional space at the Bloomingdale property, effective July 1, 1997. Under this lease amendment, the Postal Service's annual rent will increase by approximately $240,000 with its occupancy of the property increasing to 52% of the leasable space. The Postal Service lease requires the Partnership, rather than the lessee, to pay most of the costs related to maintaining the property. The Partnership is actively seeking new tenants for the unoccupied space. The Postal Service has a right of first refusal for any vacant leasable space.

                     CORPORATE PROPERTY ASSOCIATES 8, L.P.,
                         a Delaware limited partnership


                 Item 2. - MANAGEMENT'S DISCUSSION OF OPERATIONS




Financial Condition:

      There has not been any material change in the Partnership's financial condition since December 31, 1996. Cash provided from operating activities and equity investments of $5,552,000 was sufficient to fund distributions to partners of $3,305,000 and scheduled mortgage principal installments of $620,000. Although cash flow will decrease as a result of the expiration of the Advanced System Applications lease, Management believes that the Partnership should have sufficient operating cash flow and cash reserves to sustain the current distribution rate. In spite of the anticipated decrease in cash flow, Management expects the Partnership to remain in compliance with the covenants of its note payable including those provisions relating to cash flow ratios.

      In June 1997, the Partnership refinanced an existing mortgage loan on the Furon Company properties which had matured with a new limited recourse mortgage loan. As a result of refinancing the existing loan at a lower rate of interest, annual cash flow will increase by approximately $26,000.

      The General Partners are continuing to investigate ways to provide liquidity for limited partners on a tax-effective basis.

                     CORPORATE PROPERTY ASSOCIATES 8, L.P.,
                         a Delaware limited partnership



                                     PART II




Item 6. - EXHIBITS AND REPORTS ON FORM 8-K


         (a)        Exhibits:

                    None

         (b)        Reports on Form 8-K:

                           During the quarter ended June 30, 1997 the Partnership was not required to file any reports on Form 8-K.

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

                                    CORPORATE PROPERTY ASSOCIATES 8, L.P.,
                                    a Delaware limited partnership

                                    By:  EIGHTH CAREY CORPORATE PROPERTY, INC.




           08/11/97                 By:  /s/ Steven M. Berzin
           --------                      --------------------------------------
             Date                            Steven M. Berzin
                                             Executive Vice President and
                                             Chief Financial Officer
                                             (Principal Financial Officer)



           08/11/97                 By:  /s/ Claude Fernandez
           --------                      --------------------------------------
             Date                            Claude Fernandez
                                             Executive Vice President and
                                             Chief Administrative Officer
                                             (Principal Accounting Officer)




           08/11/97                 By:  /s/ Michael D. Roberts
           --------                      --------------------------------------
             Date                            Michael D. Roberts
                                             First Vice President and Controller