Form 10-K405/A
period 1996-12-31
CORPORATE PROPERTY ASSOCIATES 8 LP
filed 1997-09-04
CIK 824978

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the quarterly period ended DECEMBER 31, 1996

                                       or

[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from___________________to___________________

Commission file number 0-17620

                       CORPORATE PROPERTY ASSOCIATES 8, L.P.,
                           A DELAWARE LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)

           DELAWARE                                              13-3469700
 (State or other jurisdiction                                 (I.R.S. Employer
of incorporation or organization)                            Identification No.)

50 ROCKEFELLER PLAZA, NEW YORK, NEW YORK                           10020
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


                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Aggregate market value of the voting stock held by non-affiliates of
Registrant: There is no active market for Limited Partnership Units.

                                     PART II





Item 8.      Financial Statements and Supplementary Data.


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





                                                    /s/ Coopers & Lybrand L.L.P.
New York, New York
March 21, 1997

                     CORPORATE PROPERTY ASSOCIATES 8, L.P.,
                         a Delaware limited partnership

                                 BALANCE SHEETS

                           December 31, 1995 and 1996


                                                                          1995                    1996
                                                                          ----                    ----
        ASSETS:

Real estate leased to others:
   Accounted for under the
      operating method:
         Land                                                          $ 16,215,476            $ 16,102,755
         Buildings                                                       42,873,222              42,890,140
                                                                       ------------            ------------
                                                                         59,088,698              58,992,895
         Accumulated depreciation                                         8,945,959              10,293,440
                                                                       ------------            ------------
                                                                         50,142,739              48,699,455
   Net investment in direct financing leases                             47,095,414              47,095,414
                                                                       ------------            ------------
         Real estate leased to others                                    97,238,153              95,794,869
Equity investments                                                        1,234,480               6,513,068
Operating real estate, net of accumulated
   depreciation of $1,440,459 in 1995                                     9,219,763
Cash and cash equivalents                                                 5,119,385               4,850,145
Accrued interest and rents receivable                                       378,096                 370,648
Other assets, net of accumulated amortization
   of $118,651 in 1995 and $155,759 in 1996                               1,699,830               1,100,473
                                                                       ------------            ------------
             Total assets                                              $114,889,707            $108,629,203
                                                                       ============            ============

        LIABILITIES:

Mortgage notes payable                                                 $ 52,685,656            $ 44,139,958
Note payable                                                              5,102,144               5,102,144
Accrued interest payable                                                    610,754                 473,317
Accounts payable and accrued expenses                                       522,575                 274,822
Accounts payable to affiliates                                              127,994                 209,112
Security deposits                                                           264,312                   8,488
Prepaid and deferred rental income                                          751,634                 689,955
                                                                       ------------            ------------
             Total liabilities                                           60,065,069              50,897,796
                                                                       ------------            ------------

Commitments and contingencies

        PARTNERS' CAPITAL:

General Partners                                                           (412,915)               (103,774)
Limited Partners (67,582 Limited Partnership
   Units issued and outstanding)                                         55,237,553              57,835,181
                                                                       ------------            ------------
             Total partners' capital                                     54,824,638              57,731,407
                                                                       ------------            ------------
             Total liabilities and
             partners' capital                                         $114,889,707            $108,629,203
                                                                       ============            ============



The accompanying notes are an integral part of the financial statements.

                     CORPORATE PROPERTY ASSOCIATES 8, L.P.,
                         a Delaware limited partnership

                              STATEMENTS of INCOME

              For the years ended December 31, 1994, 1995 and 1996

                                                               1994                  1995                    1996
                                                               ----                  ----                    ----
Revenues:
   Rental income                                            $ 8,495,117           $ 8,979,476             $ 9,108,093
   Interest income from direct financing leases               5,635,602             6,244,145               6,452,577
   Other interest income                                        184,936               229,928                 293,329
   Other income                                                 873,387                                       353,401
                                                            -----------           -----------             -----------
                                                             15,189,042            15,453,549              16,207,400
                                                            -----------           -----------             -----------
Expenses:
   Interest                                                   6,266,275             5,799,127               5,232,928
   Depreciation                                               1,997,946             1,912,503               1,539,737
   General and administrative                                   488,110               576,717                 626,400
   Property expenses                                            461,623               381,606                 579,147
   Amortization                                                  35,555                37,108                  37,108
   Writedown to net realizable value                          1,104,219
                                                            -----------           -----------             -----------
                                                             10,353,728             8,707,061               8,015,320
                                                            -----------           -----------             -----------

      Income before (loss) income from equity
         investments, gain on sale
         and extraordinary item                               4,835,314             6,746,488               8,192,080

Hotel operating income                                        1,260,151             1,653,696                 986,339

(Loss) income from equity investments                           (83,436)              (62,359)                253,061
                                                            -----------           -----------             -----------

      Income before gain on sale,
         and extraordinary item                               6,012,029             8,337,825               9,431,480

Gain on sale of real estate                                                                                    21,697
                                                            -----------           -----------             -----------

      Income before extraordinary item                        6,012,029             8,337,825               9,453,177

Extraordinary charge on extinguishment
   of debt                                                      120,000
                                                           ------------           -----------             -----------
      Net income                                            $ 5,892,029           $ 8,337,825             $ 9,453,177
                                                            ===========           ===========             ===========

Net income allocated to:
   Individual General Partner                               $    58,920           $    83,378             $    96,484
                                                            ===========           ===========             ===========

   Corporate General Partner                                $   530,283           $   750,405             $   868,361
                                                            ===========           ===========             ===========

   Limited Partners                                         $ 5,302,826           $ 7,504,042             $ 8,488,332
                                                            ===========           ===========             ===========

Net income per weighted average Limited Partnership
  Units):
      Income before extraordinary item                          $79.86               $ 110.93               $125.60
      Extraordinary item                                         (1.59)
                                                                ------               --------               -------
                                                                $78.27                $110.93               $125.60
                                                                ======                =======               =======


Weighted average units                                          67,749                67,645                 67,582
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

                     CORPORATE PROPERTY ASSOCIATES 8, L.P.,
                         a Delaware limited partnership

                         STATEMENTS of PARTNERS' CAPITAL

              For the years ended December 31, 1994, 1995 and 1996



                                                                     Partners' Capital Accounts
                                                                     --------------------------
                                                                                                           Limited
                                                                                                          Partners'
                                                                   General          Limited              Amount Per
                                               Total               Partners         Partners              Unit(a)
                                               -----               --------         --------              -------

Balance, December 31, 1993                  $ 53,546,280        $   (558,716)       $ 54,104,996        $        799

Distributions                                 (6,357,899)           (635,791)         (5,722,108)                (84)

Net income, 1994                               5,892,029             589,203           5,302,826                  78
                                            ------------        ------------        ------------        ------------

Balance, December 31, 1994                    53,080,410            (605,304)         53,685,714                 793

Purchase of Limited Partnership Units           (179,670)                               (179,670)                 (3)

Distributions                                 (6,413,927)           (641,394)         (5,772,533)                (85)

Net income, 1995                               8,337,825             833,783           7,504,042                 111
                                            ------------        ------------        ------------        ------------

Balance, December 31, 1995                    54,824,638            (412,915)         55,237,553                 816

Distributions                                 (6,549,558)           (655,704)         (5,893,854)                (87)

Adjustment to purchase of Limited
  Partnership Units                                3,150                                   3,150

Net income, 1996                               9,453,177             964,845           8,488,332                 126
                                            ------------        ------------        ------------        ------------

Balance, December 31, 1996                  $ 57,131,407        $   (103,774)       $ 57,835,181        $        855
                                            ============        ============        ============        ============




(a)     Based on weighted average Units issued and outstanding.





The accompanying notes are an integral part of the financial statements.

                     CORPORATE PROPERTY ASSOCIATES 8, L.P.,
                         a Delaware limited partnership

                            STATEMENTS of CASH FLOWS

              For the years ended December 31, 1994, 1995 and 1996


                                                                             1994                    1995                  1996
                                                                             ----                    ----                  ----
Cash flows from operating activities:
    Net income                                                            $ 5,892,029           $ 8,337,825          $  9,453,177
    Adjustments to reconcile net income to
      net cash provided by operating activities:
      Depreciation and amortization                                         2,033,501             1,949,611             1,576,845
      Cash receipts on operating leases (less than)
         greater than straight-line adjustments                               (30,116)              274,471               244,698
      Loss from equity investments                                             83,436                62,359
      Restructuring fees received                                           1,227,779
      Amortization of deferred income                                         (59,892)              (36,446)              (36,446)
      Deferred rental income recognized on
         disposition of properties                                           (835,636)
      Writedown to net realizable value                                     1,104,219
      Extraordinary charge on extinguishment of debt                          120,000
      Gain on sale                                                                                                        (21,697)
      Net change in operating assets and liabilities                         (907,884)             (316,586)             (268,906)
                                                                          -----------           -----------          ------------
            Net cash provided by operating activities                       8,627,436            10,271,234            10,947,671
                                                                          -----------           -----------          ------------

Cash flows from investing activities:
    Distributions from equity investments in excess
      of equity (loss) income                                                 289,805               282,992               161,795
    Additional capitalized costs                                             (977,868)             (163,752)             (414,256)
    Proceeds from sales of real estate                                      1,287,454                                     442,495
    Purchase of interest in operating partnership and
      related costs                                                                                                      (230,278)
                                                                          -----------           -----------          ------------
            Net cash provided by (used in) investing activities               599,391               119,240               (40,244)
                                                                          -----------           -----------          -------------

Cash flows from financing activities:
    Distributions to partners                                              (6,357,899)           (6,413,927)           (6,549,558)
    Purchase of Limited Partnership Units                                                          (179,670)                3,150
    Proceeds from mortgages                                                 5,000,000                                   4,000,000
    Prepayment of mortgage payable                                         (5,771,250)                                 (6,860,859)
    Deferred financing costs                                                  (28,997)
    Payment of mortgage principal                                            (969,439)           (3,358,177)           (1,769,400)
    Payment made on extinguishment of debt                                   (120,000)
                                                                          -----------           -----------          ------------
            Net cash used in financing activities                          (8,247,585)           (9,951,774)          (11,176,667)
                                                                          -----------           -----------          ------------

            Net increase (decrease)  in cash
               and cash equivalents                                           979,242               438,700              (269,240)

Cash and cash equivalents, beginning of year                                3,701,443             4,680,685             5,119,385
                                                                          -----------           -----------          ------------

            Cash and cash equivalents, end of year                        $ 4,680,685           $ 5,119,385          $  4,850,145
                                                                          ===========           ===========          ============


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

                                    Continued

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

            The Agreement provides that the General Partners are allocated 10%
               (1% to the Individual General Partner, William P. Carey, and 9% to the Corporate General Partner, Eighth Carey Corporate Property ("Carey Property")) and the Limited Partners are allocated 90% of the profits and losses as well as distributions of Distributable Cash From Operations, as defined. The partners are also entitled to receive net proceeds from the sale of the Partnership properties as defined in the Agreement. The General Partners may be entitled to receive a subordinated preferred return, measured based upon the cumulative proceeds arising from the sale of Partnership assets. Pursuant to the subordination provisions of the Agreement, the preferred return may be paid only after the limited partners receive 100% of their initial investment from the proceeds of asset sales and a cumulative annual return of 8% since the inception of the Partnership. The General Partners interest in such preferred return amounts to $53,055 based upon the cumulative proceeds from the sale of assets since the inception of the Partnership through December 31, 1996. The Partnership's ability to satisfy the subordination provisions of the Agreement may not be determinable until liquidation of a substantial portion of the Partnership's assets has been made, formal plans of liquidation are adopted or limited partnership units are converted to other


                                       Continued

                     CORPORATE PROPERTY ASSOCIATES 8, L.P.,
                         a Delaware limited partnership

                    NOTES to FINANCIAL STATEMENTS, Continued



               securities which provide the security holder with greater liquidity than a limited partnership unit. Management believes that as of the report date, ultimate payment of the preferred return is reasonably possible but not probable, as defined pursuant to Statement of Financial Accounting Standards No. 5.


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

                                    Continued

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

 5.     Net Investment in Direct Financing Leases:

            Net investment in direct financing leases is summarized as follows:

                                                                                 December 31,
                                                                                 ------------
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

                                    Continued

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


 7.     Distributions to Partners:

            Distributions are declared and paid to partners quarterly and are summarized as follows:


                                                                                                     Limited
  Year Ending                 Distributions Paid to             Distributions Paid to             Partners' Per
  December 31,                   General Partners                  Limited Partners                Unit Amount
  ------------                   ----------------                  ----------------              ---------------

             1994                      $635,791                          $5,722,108                     $84.46
                                       ========                          ==========                     ======

             1995                      $641,394                          $5,772,533                     $85.31
                                       ========                          ==========                     ======

             1996                      $655,704                          $5,893,854                     $87.21
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


 8.     Income for Federal Tax Purposes:

            Income for financial statement purposes differs from income for
               Federal income tax purposes because of the difference in the treatment of certain items for income tax purposes and financial statement purposes. A reconciliation of the accounting differences is as follows:

                                                                       1994                 1995               1996
                                                                       ----                 ----               ----
      Net income per Statements of Income                            $ 5,892,029          $ 8,337,825       $ 9,453,177
      Writedown to net realizable value                                1,104,219
      Excess tax depreciation                                           (906,755)          (1,335,846)       (1,518,852)
      Other                                                           (1,524,377)             473,199           (91,589)
                                                                     -----------          -----------       ------------
                Income for Federal
                  income tax purposes                                $ 4,565,116          $ 7,475,178       $ 7,842,736
                                                                     ===========          ===========       ===========

                                    Continued

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

            In 1994, 1995 and 1996, the Partnership earned its total leasing revenues (rental income plus interest income from financing leases) from the following lease obligors:


                                                      1994        %              1995       %              1996        %
                                                      ----       ---             ----      ---             ----       --

   Advanced System Applications, Inc.               $2,258,692    16%        $ 3,114,091    21%         $ 3,042,597   20%
   Sybron Acquisition Company                        2,491,920    18           2,491,920    17            2,491,920   16
   Dr Pepper Bottling Company
      of Texas                                       1,999,000    14           1,999,000    13            1,999,000   13
   Amersig, Inc.                                     1,332,653     9           1,400,166     9            1,409,700    9
   High Voltage Engineering
      Corporation                                    1,140,100     8           1,167,744     8            1,179,019    8
   Orbital Sciences Corporation                        916,484     6             977,378     6              977,378    6
   Furon Company                                       819,443     6             819,443     5              816,217    5
   United Stationers Supply, Inc.                      635,283     5             769,625     5              812,708    5
   Detroit Diesel Corporation                          699,024     5             699,114     5              729,078    5
   AutoZone, Inc.                                      526,781     4             529,748     3              525,003    3
   NVRyan L.P.                                         528,391     4             495,518     3              495,518    3
   Mayfair Molded Products Corporation                 460,755     3             460,755     3              460,755    3
   U.S. Postal Service                                                                                      319,423    2
   Winn-Dixie Stores, Inc.                             134,500     1             134,500     1              134,500    1
   Other lease obligors                                131,218     1             107,919     1              111,154    1
   Federal Express Corporation                          56,475                    56,700                     56,700
                                                   -----------   ----        -----------   ----         -----------   ----
                                                   $14,130,719   100%        $15,223,621   100%         $15,560,670   100%
                                                   ===========   ====        ===========   ====         ===========   ====




                                    Continued

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

         (In thousands)

                                                                                  December 31,
                                                                       1995                        1996
                                                                       ----                        ----
         Assets, net of accumulated depreciation
             and amortization                                          $14,682                      $13,790
         Liabilities                                                    12,211                       11,989
         Capital                                                         2,471                        1,801



                                                                Year Ended December 31,
                                                 1994                    1995                      1996
                                            --------------           ---------------           -------------
         Revenues                                  $1,575                 $1,597                    $1,597
         Expenses                                   1,740                  1,721                     1,707
         Net loss                                    (165)                  (124)                     (110)


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

                                    Continued

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


                                    Continued

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

                                    Continued

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

            Summarized operating results of the Partnership's share of the hotel operation through the date of disposal (July 30, 1996) were as follows:


                                                                  1994                  1995                      1996
                                                                  ----                  ----                      ----
     Revenues                                                  $ 3,615,727           $ 4,432,735               $ 2,675,555
     Fees paid to hotel management company                        (101,154)             (130,293)                  (96,017)
     Other operating expenses                                   (2,254,422)           (2,648,746)               (1,593,199)
                                                               -----------           -----------               -----------
     Hotel operating income                                    $ 1,260,151           $ 1,653,696               $   986,339
                                                               ===========           ===========               ===========


                                    Continued

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

                                   CORPORATE PROPERTY ASSOCIATES 8, L.P.,
                                   a Delaware limited partnership

                                   BY:     EIGHTH CAREY CORPORATE PROPERTY, INC.




    09/3/97                        BY:      /s/ Steven M. Berzin
    -------                                 --------------------
     Date                                  Claude Fernandez
                                           Executive Vice President and
                                           Chief Financial Officer
                                           (Principal Financial Officer)



    09/3/97                        BY:      /s/ Claude Fernandez
    -------                                 --------------------
     Date                                  Claude Fernandez
                                           Executive Vice President and
                                           Chief Administrative Officer
                                           (Principal Accounting Officer)