Form 10-Q/A
period 1997-03-31
CORPORATE PROPERTY ASSOCIATES 8 LP
filed 1997-09-04
CIK 824978

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

[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to

Commission file number                       0-17620

      CORPORATE PROPERTY ASSOCIATES 8, L.P., A DELAWARE LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)

         DELAWARE                                                                  13-3469700
(State or other jurisdiction of incorporation or organization)    (I.R.S. Employer Identification No.)

50 ROCKEFELLER PLAZA, NEW YORK, NEW YORK                                        10020
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

                                     PART I

                         Item 1. - FINANCIAL INFORMATION

                                 BALANCE SHEETS


                                              December 31,        March 31,
                                                  1996              1997
                                             -------------     -------------
                                                 (Note)         (Unaudited)
      ASSETS:

Land, buildings and personal property,
   net of accumulated depreciation of
   $10,293,440 at December 31, 1996 and
   $10,650,857 at March 31, 1997             $  48,699,455     $  48,342,038
Net investment in direct financing leases       47,095,414        47,095,414
Equity investments                               6,513,068         6,399,642
Cash and cash equivalents                        4,850,145         5,463,916
Other assets                                     1,471,121         1,934,312
                                             -------------     -------------
        Total assets                         $ 108,629,203     $ 109,235,322
                                             =============     =============


      LIABILITIES:

Mortgage notes payable                       $  44,139,958     $  43,852,041
Note payable                                     5,102,144         5,102,144
Accrued interest payable                           473,317           469,591
Accounts payable and accrued expenses              274,822           235,522
Accounts payable to affiliates                     209,112           269,332
Prepaid and deferred rental income and
   security deposits                               698,443           687,185
                                             -------------     -------------
        Total liabilities                       50,897,796        50,615,815
                                             -------------     -------------


      PARTNERS' CAPITAL:

General Partners                                  (103,774)          (14,964)

Limited Partners (67,582 Limited
Partnership Units issued and outstanding)       57,835,181        58,634,471
        Total partners' capital                 57,731,407        58,619,507
                                             -------------     -------------
        Total liabilities and
          partners' capital                  $ 108,629,203     $ 109,235,322
                                             =============     =============

The accompanying notes are an integral part of the financial statements.


Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date.

                     CORPORATE PROPERTY ASSOCIATES 8, L.P.,
                         a Delaware limited partnership


                        STATEMENTS OF INCOME (UNAUDITED)


                                                                    Three Months Ended
                                                             March 31, 1996     March 31, 1997
                                                             --------------     --------------
Revenues:
  Rental income from operating leases                          $ 2,224,072        $2,323,237
  Interest income from direct financing leases                   1,604,469         1,614,048
  Other interest income                                             59,573            49,975
  Other income                                                                       213,155
                                                               -----------        ----------
                                                                 3,888,114         4,200,415
                                                               -----------        ----------

Expenses:
  Interest                                                       1,361,328         1,148,522
  Depreciation                                                     469,732           357,417
  General and administrative                                       146,386           185,693
  Property expenses                                                 77,387           120,439
  Amortization                                                       9,277             7,644
                                                               -----------        ----------
                                                                 2,064,110         1,819,715
                                                               -----------        ----------

     Income before (loss) income
     from equity investments,                                    1,824,004         2,380,700

Earnings from hotel operation                                      500,293
(Loss) income from equity investments                              (15,008)          159,404
                                                               -----------        ----------

     Net income                                                $ 2,309,289        $2,540,104
                                                               ===========        ==========


Net income allocated to
  General Partners                                             $   230,929        $  254,010
                                                               ===========        ==========


Net income allocated to
  Limited Partners                                             $ 2,078,360        $2,286,094
                                                               ===========        ==========


Net income per Unit
  (67,582 Limited Partnership
  Units)
                                                               $     30.75        $    33.83
                                                               ===========        ==========

The accompanying notes are an integral part of the financial statements.

                     CORPORATE PROPERTY ASSOCIATES 8, L.P.,
                         a Delaware limited partnership

                      STATEMENTS of CASH FLOWS (UNAUDITED)




                                                               Three Months Ended
                                                                    March 31,
                                                         ------------------------------
                                                             1996               1997
                                                         -----------        -----------
Cash flows from operating activities:
  Net income                                             $ 2,309,289        $ 2,540,104
  Adjustments to reconcile net income
    to net cash provided by operating activities:
    Depreciation and amortization                            479,009            365,061
    Other noncash items                                       73,590             41,300
    Loss from equity investments                              15,008
    Net change in operating assets and liabilities          (300,878)          (506,199)
                                                         -----------        -----------
     Net cash provided by operating activities             2,576,018          2,440,266
                                                         -----------        -----------

Cash flows from investing activities:
  Distributions from equity investments in excess
    of equity income                                          71,200            113,426
  Additional capitalized costs                                (3,925)
                                                         -----------        -----------
     Net cash provided by investing activities                67,275            113,426
                                                         -----------        -----------

Cash flows from financing activities:
  Distributions to partners                               (1,624,221)        (1,652,004)
  Payments of mortgage principal                            (864,117)          (287,917)
                                                         -----------        -----------
     Net cash used by financing activities                (2,488,338)        (1,939,921)
                                                         -----------        -----------

       Net increase in cash and
         cash equivalents                                    154,955            613,771

Cash and cash equivalents, beginning of period             5,119,385          4,850,145
                                                         -----------        -----------

       Cash and cash equivalents, end of period          $ 5,274,340        $ 5,463,916
                                                         ===========        ===========




Supplemental disclosure of cash flows information:

         Interest paid                                   $ 1,368,602        $ 1,152,248
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



Note 2. Distributions to Partners:

Distributions declared and paid to partners during the three months ended March 31, 1997 are summarized as follows:


  Quarter Ended      General Partners    Limited Partners    Per Limited Partner Unit
-----------------    ----------------    ----------------    ------------------------
December 31, 1996        $165,200           $1,486,804                $22.00
                         ========           ==========                ======



A distribution of $22.02 per Limited Partner Unit for the quarter ended March 31, 1997 was declared and paid in April 1997.




Note 3. Transactions with Related Parties:

For the three-month periods ended March 31, 1996 and 1997, the Partnership incurred leasing fees of $3,048 and $5,615, respectively, and general and administrative expense reimbursements of $22,846 and $57,521, respectively, payable to an affiliate. Management believes that ultimate payment of a preferred return to the General Partners of $53,055, based upon cumulative proceeds of sales of assets, is reasonably possible but not probable, as defined pursuant to Statement of Financial Accounting Standards No. 5.

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

                     CORPORATE PROPERTY ASSOCIATES 8, L.P.,
                         a Delaware limited partnership


             NOTES TO FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)



Note 4. Industry Segment Information:

The Partnership's operations consist of the direct and indirect investment in and the leasing of industrial and commercial real estate. For the three-month periods ended March 31, 1996 and 1997, the Partnership earned its real estate leasing revenues (rental income plus interest income from financing leases) from its directly owned real estate investments as follows:


                                            1996        %         1997         %
                                        ----------     ---     ----------     ---
Lease Obligor:

Advanced System Applications, Inc.      $  778,523      20%    $  751,636      19%
Sybron Acquisition Company                 622,980      16        622,980      16
Dr Pepper Bottling Company of Texas        499,750      13        499,750      13
Amerisig, Inc.                             348,723       9        376,125       9
High Voltage Engineering Corporation       295,812       8        295,812       7
Orbital Sciences Corporation               244,345       6        244,345       6
United Stationers Supply Co.               203,177       5        203,177       5
Furon Company                              207,482       5        194,975       5
Detroit Diesel Corporation                 182,269       5        182,269       5
AutoZone, Inc.                             131,098       4        131,098       3
NVRyan L.P.                                123,879       3        123,879       3
U.S. Postal Service                                               119,913       3
Mayfair Molded Products Corporation        115,189       3        115,189       3
Winn-Dixie Stores, Inc.                     33,625       1         33,625       1
Other                                       27,514       1         28,337       1
Federal Express Corporation                 14,175       1         14,175       1
                                        ----------     ---     ----------     ---
                                        $3,828,541     100%    $3,937,285     100%
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

                                  CORPORATE PROPERTY ASSOCIATES 8, L.P.,
                                  a Delaware limited partnership

                                  By:  EIGHTH CAREY CORPORATE PROPERTY, INC.




    09/03/97                      BY:   /s/ Steven M. Berzin
----------------                       -------------------------------
     Date                              Steven M. Berzin
                                       Executive Vice President and
                                       Chief Financial Officer
                                       (Principal Financial Officer)



    09/03/97                      BY:   /s/ Claude Fernandez
----------------                       -------------------------------
     Date                              Claude Fernandez
                                       Executive Vice President and
                                       Chief Administrative Officer
                                       (Principal Accounting Officer)