Form 10-Q/A
period 1997-06-30
CORPORATE PROPERTY ASSOCIATES 8 LP
filed 1997-09-05
CIK 824978

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


      CORPORATE PROPERTY ASSOCIATES 8, L.P., A DELAWARE LIMITED PARTNERSHIP
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                        DELAWARE                                                13-3469700
- -------------------------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)     (I.R.S. Employer Identification No.)


50 ROCKEFELLER PLAZA, NEW YORK, NEW YORK                                10020
- --------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)


                                 (212) 492-1100
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

- --------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)


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


Note:The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date.

                     CORPORATE PROPERTY ASSOCIATES 8, L.P.,
                         a Delaware limited partnership


                        STATEMENTS OF INCOME (UNAUDITED)


                                                              Three Months Ended                     Six Months Ended
                                                       June 30, 1996    June 30, 1997         June 30, 1996     June 30, 1997
                                                       -------------    -------------         -------------    --------------
Revenues:
  Rental income from
    operating leases                                     $ 2,269,648     $2,326,720           $ 4,493,720         $4,649,957
  Interest from direct
    financing leases                                       1,604,118      1,612,771             3,208,587          3,226,819
  Other interest income                                       83,800         73,508               143,373            123,483
  Other income                                               244,342        244,342               213,155
                                                           4,201,908      4,012,999             8,090,022          8,213,414
                                                         -----------     ----------           -----------         ----------
Expenses:
  Interest on mortgages
    and note payable                                       1,346,999      1,109,440             2,708,327          2,257,962
  Depreciation                                               354,445        349,346               824,177            706,763
  General and administrative                                 199,443        279,318               345,829            465,011
  Property expense                                           132,988        179,658               210,375            300,097
  Amortization                                                 9,277          7,643                18,554             15,287
                                                         -----------     ----------           -----------         ----------
                                                           2,043,152      1,925,405             4,107,262          3,745,120
                                                         -----------     ----------           -----------         ----------

      Income before (loss)
        income from
        equity investments                                 2,158,756      2,087,594             3,982,760          4,468,294

(Loss) income from equity
  investments                                                (14,104)       209,778               (29,112)           369,182
Earnings from hotel operations                               432,738                              933,031
                                                         -----------     ----------           -----------         ----------


      Net income                                         $ 2,577,390     $2,297,372           $ 4,886,679         $4,837,476
                                                         ===========     ==========           ===========         ==========


Net income allocated
  to General Partners                                    $   257,739     $  229,738           $   488,668         $  483,748
                                                         ===========     ==========           ===========         ==========


Net income allocated
  to Limited Partners                                    $ 2,319,651     $2,067,634           $ 4,398,011         $4,353,728
                                                         ===========     ==========           ===========         ==========


Net income per Unit:
(67,582 Limited
Partnership Units)                                       $     34.33     $    30.59           $     65.08         $    64.42
                                                         ===========     ==========           ===========         ==========




The accompanying notes are an integral part of the financial statements.

                     CORPORATE PROPERTY ASSOCIATES 8, L.P.,
                         a Delaware limited partnership

                      STATEMENTS of CASH FLOWS (UNAUDITED)

                                                                                         Six Months Ended
                                                                                            June 30,
                                                                                ------------------------------
                                                                                 1996                  1997
                                                                                -----------        -----------
Cash flows from operating activities:
  Net income                                                                    $ 4,886,679       $ 4,837,476
  Adjustments to reconcile net income
      to net cash provided by operating activities:
      Depreciation and amortization                                                 842,731           722,050
      Other noncash items                                                           147,180            90,598
      Loss from equity investments                                                   29,112
      Net change in operating assets and liabilities                               (744,352          (282,424)
                                                                                -----------       -----------
        Net cash provided by operating activities                                 5,161,350         5,367,700
                                                                                -----------       -----------

Cash flows from investing activities:
  Distributions from equity investments in excess of equity income                  142,224           184,624
  Additional capitalized costs                                                     (153,342)
                                                                                -----------       -----------
        Net cash (used in) provided by investing activities                         (11,118           184,624
                                                                                -----------       -----------

Cash flows from financing activities:
  Distributions to partners                                                      (3,257,453        (3,305,511)
  Proceeds from issuance of mortgage                                              4,000,000         4,099,560
  Prepayment of mortgage payable                                                 (3,901,431        (4,021,244)
  Deferred financing costs                                                                            (57,475)
  Payments on mortgage principal                                                 (1,174,227          (619,986)
                                                                                -----------       -----------
        Net cash used by financing activities                                    (4,333,111        (3,904,656)
                                                                                -----------       -----------

           Net increase in cash and cash equivalents                                817,121         1,647,668

Cash and cash equivalents, beginning of period                                    5,119,385         4,850,145
                                                                                -----------      ------------

           Cash and cash equivalents, end of period                             $ 5,936,506      $  6,497,813
                                                                                ===========      ============



Supplemental disclosure of cash flows information:

  Interest paid                                                                 $ 2,808,067      $   2,285,198
                                                                                ===========      =============


During the six-month period ended June 30, 1997, a lease was reclassified as follows:
  Land and buildings, net of accumulated depreciation of $1,429,880                              $  (5,628,500)
  Net investment in direct financing leases                                                          5,628,500
                                                                                                 -------------
                                                                                                 $      -
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



Note 2.  Distributions to Partners:

Distributions declared and paid to partners during the six months ended June 30, 1997 are summarized as follows:


  Quarter Ended              General Partners               Limited Partners            Per Limited Partner Unit
- -----------------            ----------------               ----------------            ------------------------
December 31, 1996               $165,200                        $1,486,804                      $22.00
                                ========                        ==========                      ======

March 31, 1997                  $165,351                        $1,488,156                      $22.02
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
- --------------
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

AGH's unaudited financial statements reported total assets of $369,974,000 and shareholders' equity of $279,960,000 as of March 31, 1997 and total revenues of $9,903,000 and net income of $4,053,000 for the three months ended March 31, 1997.

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

In connection with the exchange, the Partnership and CPA(R):9 refinanced an existing limited recourse loan of $4,021,244 collateralized by the Furon properties which bore interest at an annual interest rate of 10.40% and obtained a new limited recourse loan of $4,099,600. The new loan will initially require monthly payments of interest and principal of $78,403 at an annual interest rate of 8.42% and is based on a 17 1/2 year amortization schedule. If Furon's credit rating is downgraded, the annual interest rate on the loan may be increased to 9.02%. In July 2002, the interest rate is scheduled to be reset to the Treasury Yield Percentage plus 5%, subject to certain adjustments. The loan will mature in July 2012, at which time a balloon payment will be due. The mortgage lenders have the right to exercise a put option in July 2002 which would, if exercised, require the Partnership and CPA(R):9 to purchase the loan. The Partnership and CPA(R):9 may prepay the loan without any prepayment premium at the interest reset date.

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

                                 CORPORATE PROPERTY ASSOCIATES 8, L.P.,
                                 a Delaware limited partnership

                                 By:    EIGHTH CAREY CORPORATE PROPERTY, INC.




           09/03/97              By:    /s/  Steven M. Berzin
           --------                     -----------------------------------
             Date                            Steven M. Berzin
                                             Executive Vice President and
                                             Chief Financial Officer
                                             (Principal Financial Officer)



           09/03/97              By:     /s/ Claude Fernandez
           --------                      ----------------------------------
             Date                            Claude Fernandez
                                             Executive Vice President and
                                             Chief Administrative Officer
                                             (Principal Accounting Officer)