Form 10-Q
period 1997-09-30
CORPORATE PROPERTY ASSOCIATES 8 LP
filed 1997-11-10
CIK 824978

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 1997

                                       or

[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ____________________ to _____________________

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

                                                                  /X/ Yes No / /

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                                                  / / Yes No / /

                     CORPORATE PROPERTY ASSOCIATES 8, L.P.,
                         a Delaware limited partnership


                                      INDEX

                                                                  Page No.
                                                                  --------
 PART I

 Item 1. - Financial Information(*)

          Balance Sheets, December 31, 1996 and
          September 30, 1997                                          2

          Statements of Income for the three and nine
          months ended September 30, 1996 and 1997                    3

          Statements of Cash Flows for the nine
          months ended September 30, 1996 and 1997                    4

          Notes to Financial Statements                              5-7

 Item 2. - Management's Discussion of Operations                     8-9




 PART II

 Item 6. - Exhibits and Reports on Form 8-K                          10

 Signatures                                                          11


(*) The summarized financial information contained herein is unaudited; however in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.

                     CORPORATE PROPERTY ASSOCIATES 8, L.P.,
                         a Delaware limited partnership

                                     PART I

                         Item 1. - FINANCIAL INFORMATION

                                 BALANCE SHEETS

                                                  December 31,         September 30,
                                                      1996                 1997
                                                 -------------         ------------
                                                     (Note)             (Unaudited)
      ASSETS:

Land and buildings,
   net of accumulated depreciation of
   $10,293,440 at December 31, 1996 and
   $9,879,307 at September 30, 1997              $  48,699,455         $ 42,055,208
Net investment in direct financing leases           47,095,414           52,723,914
Equity investments                                   6,513,068            6,280,889
Cash and cash equivalents                            4,850,145            6,637,410
Other assets                                         1,471,121            1,839,613
                                                 -------------         ------------
        Total assets                             $ 108,629,203         $109,537,034
                                                 =============         ============


      LIABILITIES:

Mortgage notes payable                           $  44,139,958         $ 43,285,653
Note payable                                         5,102,144            5,102,144
Accrued interest payable                               473,317              493,103
Accounts payable and accrued expenses                  274,822              455,704
Accounts payable to affiliates                         209,112              335,111
Prepaid and deferred rental income and
   security deposits                                   698,443              712,260
                                                 -------------         ------------
        Total liabilities                           50,897,796           50,383,975
                                                 -------------         ------------


      PARTNERS' CAPITAL:

General Partners                                      (103,774)              38,390

Limited Partners (67,582 Limited
Partnership Units issued and outstanding)           57,835,181           59,114,669
                                                 -------------         ------------
        Total partners' capital                     57,731,407           59,153,059
                                                 -------------         ------------
        Total liabilities and
          partners' capital                      $ 108,629,203         $109,537,034
                                                 =============         ============


The accompanying notes are an integral part of the financial statements.


Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date.

                     CORPORATE PROPERTY ASSOCIATES 8, L.P.,
                         a Delaware limited partnership


                        STATEMENTS OF INCOME (UNAUDITED)

                                                    Three Months Ended                              Nine Months Ended
                                        September 30, 1996    September 30, 1997      September 30, 1996    September 30, 1997
                                        ------------------    ------------------      ------------------    ------------------
Revenues:
  Rental income from
   operating leases                         $2,289,688            $ 1,455,340            $ 6,783,408            $ 6,105,297
  Interest from direct
   financing leases                          1,654,333              1,803,731              4,862,920              5,030,550
  Other interest income                         53,733                 82,773                197,106                206,256
  Other income                                 109,059                 10,011                353,401                223,166
                                            ----------            -----------            -----------            -----------
                                             4,106,813              3,351,855             12,196,835             11,565,269
                                            ----------            -----------            -----------            -----------
Expenses:
  Interest                                   1,251,324              1,119,276              3,959,651              3,377,238
  Depreciation                                 358,141                308,984              1,182,318              1,015,747
  General and administrative                   192,506                145,733                538,335                610,744
  Property expense                              39,137                434,766                249,512                734,863
  Amortization                                   9,277                 10,632                 27,831                 25,919
                                            ----------            -----------            -----------            -----------
                                             1,850,385              2,019,391              5,957,647              5,764,511
                                            ----------            -----------            -----------            -----------

     Income before income from
     equity investments and
     gain on sale of real estate             2,256,428              1,332,464              6,239,188              5,800,758

Income from equity
  investments                                  129,865                212,240                100,753                581,422
Earnings from hotel operations                  70,269                                     1,003,300
                                            ----------            -----------            -----------            -----------

     Income before gain on
     sale of real estate                     2,456,562              1,544,704              7,343,241              6,382,180

Gain on sale of real estate                     21,697                                        21,697
                                            ----------            -----------            -----------            -----------


     Net income                             $2,478,259            $ 1,544,704            $ 7,364,938            $ 6,382,180
                                            ==========            ===========            ===========            ===========


Net income allocated
  to General Partners                       $  247,826            $   154,470            $   736,494            $   638,218
                                            ==========            ===========            ===========            ===========


Net income allocated
  to Limited Partners                       $2,230,433            $ 1,390,234            $ 6,628,444            $ 5,743,962
                                            ==========            ===========            ===========            ===========


Net income per Unit:
(67,582 Limited
Partnership Units)                          $    33.00            $     20.57            $     98.08            $     84.99
                                            ==========            ===========            ===========            ===========


The accompanying notes are an integral part of the financial statements.

                     CORPORATE PROPERTY ASSOCIATES 8, L.P.,
                         a Delaware limited partnership

                      STATEMENTS of CASH FLOWS (UNAUDITED)

                                                                                      Nine Months Ended
                                                                                        September 30,
                                                                              -----------------------------------
                                                                                 1996                    1997
                                                                              -----------             -----------
Cash flows from operating activities:
  Net income                                                                  $ 7,364,938             $ 6,382,180
  Adjustments to reconcile net income
    to net cash provided by operating activities:
    Depreciation and amortization                                               1,210,149               1,041,666
    Other noncash items                                                           166,952                 (17,201)
    Gain on sale                                                                  (21,697)
    Net change in operating assets and liabilities                               (227,641)                 25,389
                                                                              -----------             -----------
     Net cash provided by operating activities                                  8,492,701               7,432,034
                                                                              -----------             -----------

Cash flows from investing activities:
  Proceeds from sale of real estate                                               442,496
  Distributions from equity investments in excess of equity income                109,886                 232,179
  Additional capitalized costs                                                   (414,256)
  Purchase of interest in operating partnership and related costs                (230,000)
                                                                              -----------             -----------
     Net cash (used in) provided by investing activities                          (91,874)                232,179
                                                                              -----------             -----------

Cash flows from financing activities:
  Distributions to partners                                                    (4,900,453)             (4,960,528)
  Proceeds from issuance of mortgage                                            4,000,000               4,099,560
  Prepayment of mortgage payable                                               (4,189,427)             (4,021,244)
  Deferred financing costs                                                                                (62,115)
  Payments on mortgage principal                                               (1,481,456)               (932,621)
                                                                              -----------             -----------
     Net cash used in financing activities                                     (6,571,336)             (5,876,948)
                                                                              -----------             -----------

       Net increase in cash and cash equivalents                                1,829,491               1,787,265

Cash and cash equivalents, beginning of period                                  5,119,385               4,850,145
                                                                              -----------             -----------

       Cash and cash equivalents, end of period                               $ 6,948,876             $ 6,637,410
                                                                              ===========             ===========


Supplemental disclosure of cash flows information:

  Interest paid                                                               $ 4,072,537             $ 3,357,452
                                                                              ===========             ===========


During the nine-month period ended September 30, 1997, a lease was reclassified as follows:

  Land and buildings, net of accumulated depreciation of $1,429,880                                   $(5,628,500)
  Net investment in direct financing leases                                                             5,628,500
                                                                                                      -----------
                                                                                                      $         -
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

Note 2.  Distributions to Partners:

Distributions declared and paid to partners during the nine months ended September 30, 1997 are summarized as follows:

Quarter Ended           General Partners        Limited Partners      Per Limited Partner Unit
-------------           ----------------        ----------------      ------------------------
December 31, 1996           $165,200                $1,486,804                  $22.00
                            ========                ==========                  ======

March 31, 1997              $165,351                $1,488,156                  $22.02
                            ========                ==========                  ======

June 30, 1997               $165,503                $1,489,514                  $22.04
                            ========                ==========                  ======

A distribution of $22.06 per Limited Partner Unit for the quarter ended September 30, 1997 was declared and paid in October 1997.


Note 3.  Transactions with Related Parties:

For the three-month and nine-month periods ended September 30, 1996, the Partnership incurred leasing fees of $3,046 and $9,240, respectively, and general and administrative expense reimbursements of $25,375 and $86,710, respectively, payable to an affiliate. For the three-month and nine-month periods ended September 30, 1997, the Partnership incurred leasing fees of $6,706 and $19,135, respectively, and general and administrative expense reimbursements of $74,393 and $182,787, respectively, payable to an affiliate. Management believes that ultimate payment of a preferred return to the General Partners of $53,055, based upon cumulative proceeds of sales of assets, is reasonably possible but not probable, as defined in Statement of Financial Accounting Standards No. 5, and no accrual for such preferred return has been reflected in the accompanying Financial Statements.

The Partnership, in conjunction with certain affiliates, is a participant in a cost sharing agreement for the purpose of renting and occupying office space. Under the agreement, the Partnership pays its proportionate share of rent and other costs of occupancy. Net expenses incurred for the nine months ended September 30, 1996 and 1997 were $122,345 and $91,873, respectively.

                     CORPORATE PROPERTY ASSOCIATES 8, L.P.,
                         a Delaware limited partnership


             NOTES TO FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)


Note 4.  Industry Segment Information:

The Partnership's operations consist of the direct and indirect investment in and the leasing of industrial and commercial real estate. For the nine-month periods ended September 30, 1996 and 1997, the Partnership earned its real estate leasing revenues (rental income plus interest income from financing leases) from its directly owned real estate investments as follows:

                                                   1996                  %                 1997                  %
                                                -----------             ---             -----------             ---
Lease Obligor:

Sybron Acquisition Company                      $ 1,868,940              16%            $ 1,868,940              17%
Advanced System Applications, Inc.                2,290,961              20               1,504,547              14
Dr Pepper Bottling Company of Texas               1,499,250              13               1,499,250              13
Amerisig, Inc.                                    1,052,667               9               1,136,658              10
High Voltage Engineering Corporation                887,435               8                 880,868               8
Orbital Sciences Corporation                        733,034               6                 733,034               7
United Stationers Supply Co.                        609,427               5                 609,427               5
Furon Company                                       621,239               5                 584,919               5
Detroit Diesel Corporation                          546,808               5                 546,808               5
U.S. Postal Service                                 199,854               2                 416,681               4
AutoZone, Inc.                                      393,293               3                 393,293               4
NVRyan L.P.                                         371,638               3                 371,638               3
Mayfair Molded Products Corporation                 345,566               3                 345,566               3
Winn-Dixie Stores, Inc.                             100,875               1                 100,875               1
Other                                                82,816               1                 100,818               1
Federal Express Corporation                          42,525                                  42,525
                                                -----------             ---             -----------             ---
                                                $11,646,328             100%            $11,135,847             100%
                                                ===========             ===             ===========             ===


Note 5.  Investment in Operating Partnership:

The Partnership owns 493,664 limited partnership units in American General Hospitality Operating Partnership, L.P., the operating partnership of American General Hospitality Corporation ("AGH"), a publicly-traded real estate investment trust. The Partnership's investment in the operating partnership is accounted for under the equity method. The Partnership has the right to convert the limited partnership units on a one-for-one basis to shares of common stock in AGH at any time. On September 22, 1997, AGH filed a registration statement with the United States Securities and Exchange Commission which would allow shares of AGH converted from units to be freely transferred. As of November 4, 1997, the quoted market value of AGH common stock was 27 15/16 per share.

AGH's unaudited financial statements reported total assets of $547,398,000 and shareholders' equity of $281,728,000 as of June 30, 1997, and total revenues of $23,515,000 and net income of $10,472,000 for the six-month period ended June 30, 1997.

                     CORPORATE PROPERTY ASSOCIATES 8, L.P.,
                         a Delaware limited partnership


             NOTES TO FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)


Note 6.  Consent Solicitation:

On October 15, 1997, Carey Diversified LLC ("CD(SM)") filed a Consent Solicitation Statement/Prospectus ("consent solicitation") with the United States Securities and Exchange Commission. The General Partners are proposing that the Limited Partners of the nine CPA(R) limited partnerships approve a transaction in which each CPA(R) limited partnership would be merged with a subsidiary partnership of CD(SM), of which CD(SM) is the general partner. As described in the consent solicitation, each limited partner would have the option of either exchanging his or her limited partnership units for an interest in CD(SM) ("Listed Shares") or to retain a limited partnership interest in the subsidiary partnership ("Subsidiary Partnership Units"). If the holders of a majority of the outstanding limited partnership units of the Partnership consent to the transaction, the merger of the Partnership with the corresponding subsidiary partnership of CD(SM) may be consummated. If the transaction is consummated, the General Partners will exchange a portion of their general partnership interests in exchange for Listed Shares. The transaction will not occur unless the CPA(R) Partnerships approving the transaction represent at least $200,000,000 in Total Exchange Value, as defined. There is no assurance that the holders of limited partnership units of the Partnership will consent to the transaction or that the transaction will occur.

If the transaction is completed, the Listed Shares will be listed and publicly traded on the New York Stock Exchange. Subsidiary Partnership Units will provide substantially the same economic interest and legal rights as those of a limited partnership unit in the Partnership, but will not be listed on a securities exchange. Conversion of limited partnership units to Listed Shares or Subsidiary Partnership Units will not result in a taxable event to the limited partners. The risk factors and benefits relating to the proposed transaction are described in the consent solicitation. The General Partners, as well as all the Directors of the Corporate General Partners of the CPA(R) Partnerships, have unanimously approved the proposed transaction.

                     CORPORATE PROPERTY ASSOCIATES 8, L.P.,
                         a Delaware limited partnership

                 Item 2. - MANAGEMENT'S DISCUSSION OF OPERATIONS


Results of Operations:

    Net income for the three-month and nine-month periods ended September 30, 1997 decreased by $934,000 and $983,000, respectively, as compared with the similar periods ended September 30, 1996. The decreases were due to lower lease revenues and lower income as the result of the effect of exchanging the Partnership's hotel property for an equity investment in the operating partnership of American General Hospitality Corporation, a publicly-traded real estate investment trust, in July 1996. The decrease in income was also affected by an increase in property expenses.

    The decrease in lease revenues is attributable to the June 30, 1997 expiration of the Partnership's lease with Advanced System Applications, Inc. at the Partnership's property in Bloomingdale, Illinois. In 1994, the Partnership and Advanced System Applications agreed to a termination of the lease in 1997 rather than 2003 in consideration for an increase in annual rents of $2,223,000. Accordingly, the rents earned over the final three lease years were substantially in excess of market rents. To obtain the consent from the mortgage lender on the Bloomingdale property for the 1994 lease modification, the Partnership agreed to accelerate mortgage payments in order to amortize fully the Bloomingdale mortgage loan before the end of the lease term. As a result, the mortgage loan was paid off in March 1996. Had the Partnership not entered into these agreements, the Partnership would have had to refinance a scheduled balloon payment of $4,654,000 in 1995. In July 1997, the United States Postal Service increased its occupancy of the property from 34% to 52% of the leasable space. Annual rentals from the Postal Service lease have increased to approximately $720,000, with the Partnership retaining the obligation to pay property costs. The Partnership is actively remarketing the remaining leasable space. Prior to the modification agreements, the Partnership's annual cash flow from the Bloomingdale property was $700,000. If the Partnership is successful in leasing the unoccupied space, future annual cash flow after operating costs could potentially reach or exceed the cash flow levels achieved prior to the modification agreement. The increase in property expenses was primarily due to the costs of operating the Bloomingdale property. Prior to 1996, Advanced System Applications had the obligation to pay the operating costs of the property. Included in property costs is a nonrecurring charge of $64,000 from a litigation settlement relating to the former hotel property.

    For the prior-year's nine-month period, income from the hotel property including depreciation and interest expense was $740,000 so that the reduction in earnings resulting from the exchange for the comparable periods was approximately $225,000. This comparison of results does not reflect the substantial resources the Partnership used to maintain and upgrade the hotel property during the period it operated the hotel. If direct ownership of the hotel had been retained, periodic capital expenditures would have continued to be required. As of November 4, 1997, the quoted market value of American General Hospitality common stock was $27 15/16 per share. Since the limited partnership units in the operating partnership are convertible to American General Hospitality common stock on a one-for-one basis, the underlying fair value of the Partnership's investment is approximately $13,792,000.

    Two lessees, Sybron Acquisition Company and High Voltage Engineering Corporation have purchase options which can be exercised in 1998. The options provide an exercise price for the properties at the greater of fair market value as encumbered by the leases or the Partnership's purchase price for the properties. In the event that the options are exercised, the Partnership would receive proceeds, after paying off the mortgage loans on the properties, of no less than $14,125,000. Annual cash flow (rent less mortgage debt service) from the properties is $1,806,000. The Partnership has not received any indication from Sybron or High Voltage regarding whether they intend to exercise their options. If the options are not exercised, the initial lease terms of both leases are scheduled to expire in 2013.

                     CORPORATE PROPERTY ASSOCIATES 8, L.P.,
                         a Delaware limited partnership


                 Item 2. - MANAGEMENT'S DISCUSSION OF OPERATIONS


Financial Condition:

    There has been no material change in the Partnership's financial condition since December 31, 1996. Cash flow provided by operating activities and distributions received from equity investments of $7,664,000 was sufficient to fund distributions to partners of $4,961,000 and scheduled mortgage principal payments installments of $933,000. The General Partners expect that the Partnership will remain in compliance with the covenants of its note payable including those provisions relating to cash flow ratios even though cash flow has decreased subsequent to the expiration of the Advanced System Applications lease.

    The mortgage loan on the High Voltage properties is scheduled to mature in December 1998, at which time a balloon payment of approximately $4,000,000 is scheduled. If High Voltage does not exercise its purchase option, the Partnership could seek to refinance the property. Current cash reserves are sufficient to pay off the loan.

    As more fully described in Note 6 to the Financial Statements, the General Partners have distributed to Limited Partners a consent solicitation which proposes an exchange of limited partnership units for securities in a publicly-traded limited liability company. The exchange would not result in a taxable event to the limited partners, and the General Partners believe that this proposed transaction will provide limited partners with liquidity on a tax-effective basis. There is no assurance that the proposed transaction will be completed.

                     CORPORATE PROPERTY ASSOCIATES 8, L.P.,
                         a Delaware limited partnership


                                     PART II


Item 6. - EXHIBITS AND REPORTS ON FORM 8-K


      (a)    Exhibits:

             None

      (b)    Reports on Form 8-K:

                  During the quarter ended September 30, 1997 the Partnership was not required to file any reports on Form 8-K.

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

                                  CORPORATE PROPERTY ASSOCIATES 8, L.P.,
                                  a Delaware limited partnership

                                  By:  EIGHTH CAREY CORPORATE PROPERTY, INC.




        11/07/97                  By:   /s/ Steven M. Berzin
        -------                         ---------------------------------------
           Date                             Steven M. Berzin
                                            Executive Vice President and
                                            Chief Financial Officer
                                            (Principal Financial Officer)



        11/07/97                  By:   /s/ Claude Fernandez
        -------                         ---------------------------------------
           Date                             Claude Fernandez
                                            Executive Vice President and
                                            Chief Administrative Officer
                                            (Principal Accounting Officer)