Form 10-K405
period 1997-12-31
CORPORATE PROPERTY ASSOCIATES 8 LP
filed 1998-03-27
CIK 824978

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the quarterly period ended December 31, 1997

                                       or

[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                         to
                               -----------------------    ----------------------

Commission file number  0-17620

      CORPORATE PROPERTY ASSOCIATES 8, L.P., a Delaware limited partnership
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                            13-3469700
--------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)


50 ROCKEFELLER PLAZA, NEW YORK, NEW YORK                                 10020
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code          (212) 492-1100
                                                   -----------------------------

Securities registered pursuant to Section 12(b) of the Act:

       Title of each class             Name of each exchange on which registered

               NONE                                         NONE
-----------------------------------        -------------------------------------

-----------------------------------        -------------------------------------

           Securities registered pursuant to Section 12(g) of the Act:

                          SUBSIDIARY PARTNERSHIP UNITS
--------------------------------------------------------------------------------
                                (Title of Class)

--------------------------------------------------------------------------------
                                (Title of Class)

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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      Aggregate market value of the voting stock held by non-affiliates of
Registrant: There is no active market for Subsidiary Partnership Units.

                                      PART I


Item 1.  Business.

      Registrant is engaged in the business of investing in commercial and industrial real estate properties which are net leased to commercial and industrial entities. Registrant was organized as a Delaware limited partnership on October 20, 1987. Effective January 1, 1998, the General Partner of Registrant is Carey Diversified LLC ("Carey Diversified"). Eighth Carey Corporate Property, Inc., a Delaware corporation, and William Polk Carey were formerly Corporate General Partner and Individual General Partner, respectively. Carey Diversified is also the General Partner of Corporate Property Associates ("CPA(R):1"), Corporate Property Associates 2 ("CPA(R):2"), Corporate Property Associates 3 ("CPA(R):3"), Corporate Property Associates 4, a California limited partnership ("CPA(R):4"), Corporate Property Associates 5 ("CPA(R):5"), Corporate Property Associates 6 - a California limited partnership ("CPA(R):6"), Corporate Property Associates 7 - a California limited partnership ("CPA(R):7"), Corporate Property Associates 9, L.P., a Delaware limited partnership ("CPA(R):9"). Registrant has entered into an agreement with Carey Management LLC ("Carey Management") pursuant to which Carey Management performs a variety of management services for Registrant.

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

      Except for a property in Bloomingdale, Illinois which is partially occupied by the United States Postal Service, all of Registrant's properties are leased to corporate tenants under long-term net leases. A net lease generally requires tenants to pay all operating expenses relating to the leased properties including maintenance, real estate taxes, insurance and utilities which under other forms of leases are often paid by the lessor. Lessees are required to include Registrant as an additional insured party on all insurance policies relating to the leased properties. In addition, substantially all of the net leases include indemnification provisions which require the lessees to indemnify Registrant and the General Partners for liabilities on all matters related to the leased properties. Registrant believes that the insurance and indemnity provided on its behalf by its lessees provides adequate coverage for property damage and any liability claims which may arise against Registrant's ownership interests. In addition to the insurance and indemnification provisions of the leases, Registrant has contingent property and liability insurance on the leased properties and primary property and liability coverages on its vacant property. Management believes that its insurance is adequate. To the extent that any lessees are not financially able to satisfy indemnification obligations which exceed insurance reimbursements, Registrant may incur the costs necessary to repair property and settle liability or environmental claims. Currently, there are no claims pending for property damages or liability claims.

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

      Since Registrant's objective has been to invest in long-term net leases for properties which are occupied by a single corporate tenant backed by the credit of the corporate lessee, Registrant's properties generally have not been subject to competitive conditions of local and regional real estate markets. Competitive conditions of local and regional real estate markets may have a more material affect on Registrant as leases terminate in the future. In selecting real estate for investment, Registrant's strategy was to identify properties which included operations of material importance to the lessee so that the lessee would be more likely to extend its lease beyond the initial term or exercise a purchase option if such option was provided for in the lease agreement. Because Registrant may be affected by the financial condition of its lessees rather than the competitive conditions of the real estate marketplace, Registrant's strategy has been to diversify its investments among tenants, property types and industries in addition to achieving geographical diversification.

      For the year ended December 31, 1997, revenues from properties occupied by lessees which accounted for 10% or more of the total operating revenues of Registrant were as follows: Advanced System Applications, Inc. ("ASA"), 10 %; Sybron International Corporation, 17%; Dr Pepper Bottling Company of Texas ("Dr Pepper"), 14% and Quebecor Printing Inc., 11%. No other property owned by Registrant accounted for 10% or more of its total operating revenue during 1997. Net of rentals received from a subtenant at the ASA property, revenues from ASA would have accounted for 9% of the total operating revenues of Registrant. See
Note 9 to the Financial Statements in Item 8.

      The Registrant has a 50% equity interest in a property leased to Lockheed Martin Corporation. The initial term of the Lockheed Martin lease ends in July 1998. Since December 31, 1998, Lockheed Martin has agreed to an extension term of five years. Subsequent to December 31, 1997, the equity interest has been converted to an undivided interest as a tenant-in-common.

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

      On October 16, 1997, Registrant distributed a Consent Solicitation Statement/Prospectus to the Limited Partners that described a proposal to consolidate Registrant with the other CPA(R) Partnerships. Proposals that each of the nine CPA(R) limited partnerships be merged with a corresponding subsidiary partnership of Carey Diversified, of which Carey Diversified is the general partner, were approved by the Limited Partners of all nine of the CPA(R) limited partnerships. Each limited partner had the option of either exchanging his or her limited partnership interest for an interest in Carey Diversified ("Listed Shares") or to retain a limited partnership interest in the subsidiary partnership ("Subsidiary Partnership Units"). On January 1, 1998, 3,491 holders representing 66,094 of the 67,582 limited partnership units exchanged such units for 4,596,838 Listed Shares with 54 holders with the remaining 1,488 limited partnership units exchanging such units for Subsidiary Partnership Units. The former General Partners received 193,778 Listed Shares for their interest in their share of the appreciation in Registrant properties.

      The Listed Shares are listed on the New York Stock Exchange. The Subsidiary Partnership Units provide substantially the same economic interest and legal rights as those of a limited partnership unit in Registrant prior to the Consolidation, but are not listed on a securities exchange. A liquidating distribution to holders of Subsidiary Partnership Units will be made after an appraisal of Registrant's properties. The date of such an appraisal is to be no later than December 31, 2002.

      Registrant does not have any employees. Carey Management, an affiliate of the General Partner of Registrant, performs accounting, secretarial and transfer services for Registrant. Chase Mellon Shareholder Services, Inc. performs certain transfer services for Registrant and The Chase Manhattan Bank performs certain banking services for Registrant. In addition, Registrant has entered into an agreement with Carey Management pursuant to which Carey Management provides certain management services for Registrant.

      Registrant's management company has responsibility for maintaining Registrant's books and records. An affiliate of the management company services the computer systems used in maintaining such books and records. In its preliminary assessment of Year 2000 issues, the affiliate believes that such issues will not have a material effect on Registrant's operations; however, such assessment has not been completed. Registrant relies on its bank and transfer agent for certain computer related services and has initiated discussions to determine whether they are addressing Year 2000 issues that might affect Registrant.


Item 2.  Properties.

     LEASE                                                                    TYPE OF OWNERSHIP
    OBLIGOR             TYPE OF PROPERTY                LOCATION                   INTEREST
-----------------      -------------------      ------------------------    ---------------------
LOCKHEED MARTIN        Office/Research          King of Prussia,            Ownership of a 50%
CORPORATION            Facility                 Pennsylvania                interest in
                                                                            land and building (1)

QUEBECOR PRINTING      Industrial               Olive Branch,               Ownership of land
INC.                   and Office               Mississippi                 and building (1)
                       Buildings

QUEBECOR PRINTING      Industrial Building      Dekalb County,              Ownership of a 26.43%
INC.                   and Office Facility      Georgia                     interest in land and
                                                                            buildings

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

UNITED STATES          Office Building          Bloomingdale,               Ownership of a
POSTAL SERVICE                                  Illinois                    66.36% interest in
                                                                            land and building

HIGH VOLTAGE           Manufacturing            Sterling,                   Ownership of land
ENGINEERING            and Office               Massachusetts;              and buildings (1)
CORP.                  Buildings                East Hempfield
                                                Township, Pennsylvania

WOZNIAK INDUSTRIES,    Manufacturing            Schiller Park,              Ownership of land
INC./MAYFAIR MOLDED    Facility                 Illinois                    and building
PRODUCTS
CORPORATION

     LEASE                                                                    TYPE OF OWNERSHIP
    OBLIGOR             TYPE OF PROPERTY                LOCATION                   INTEREST
-----------------      -------------------      ------------------------    ---------------------
SYBRON                 Manufacturing and        Penfield,                   Ownership of a
INTERNATIONAL          Office Buildings         New York;                   75.26% interest in
CORPORATION                                     Portsmouth,                 land and buildings
                                                New Hampshire;              (1)
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

FEDERAL EXPRESS        Office/Warehouse         College                     Ownership of land
CORPORATION            Facility                 Station, Texas              and building

NVR, INC.              Manufacturing            Thurmont,                   Ownership of a
                       Facility                 Maryland and                62.963% interest
                                                Farmington, New York        in land and buildings

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

WINN-DIXIE             Supermarket              Brewton, Alabama            Ownership of building (2)
STORES, INC.

ALLIED PLYWOOD,        Manufacturing/           Manassas, Virginia          Ownership of a 62.963%
INC.                   Office building                                      interest in land and building

STAIRPANS, INC.        Manufacturing/           Fredricksburg,              Ownership of a
                       Office building          Virginia                    62.963% interest
                                                                            in land and building

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

      The material terms of Registrant's leases with its significant tenants are summarized in the following table:

                 Partnership's
                   Share of                    Current      Lease
Lease               Current       Square       Rent Per  Expiration  Renewal      Ownership            Terms of
Obligor           Annual Rent     Footage      Sq.Ft.(1)  (Mo/Year)   Terms       Interest             Purchase Option
-------           -----------     -------      ---------  ---------   -----       --------             ---------------
Sybron             $2,491,920     705,900      $ 4.69       12/13       YES       75.26% interest;     The greater of
International                                                                     remaining interest   fair market value or
Corporation (3)                                                                   owned by             $18,897,786 and any
                                                                                  Corporate Property   prepayment premium.
                                                                                  Associates 7
                                                                                  ("CPA(R):7")

Dr Pepper           1,999,000     721,947        5.54       06/14       YES       50% interest;        The greater of
Bottling                                                                          remaining interest   fair market value
Company                                                                           owned by             of the property
of Texas (3)                                                                      Corporate Property   or $14,100,000
                                                                                  Associates 9
                                                                                  ("CPA(R):9")


U.S. Postal           723,312      60,320       18.07       04/06        NO       66.36% interest;     N/A
Service                                                                           remaining
                                                                                  interest owned
                                                                                  by CPA(R):7

Orbital               977,378     280,000        7.95       09/09       YES       42% interest;        N/A
Sciences                                                                          remaining
Corporation (3)                                                                   interest owned
                                                                                  by CPA(R):9

Quebecor
Printing Inc.
  Olive Branch,       992,349     270,500        3.67       06/08       YES       100%                 The greater of fair
  MS (3)                                                                                               market value or
                                                                                                       $7,685,000 (less
                                                                                                       other amounts
                                                                                                       stated in lease)

  Dekalb              395,666    432,559         3.46       12/09       YES       26.43% interest;     N/A
  County,                                                                         remaining interest
  Georgia  (2)(3)                                                                 owned by CPA(R):9

NVR,                  459,072     179,741        4.06       03/14       YES       62.963% interest;    N/A
Inc.                                                                              remaining interest
                                                                                  owned by CPA(R):7
High Voltage
Engineering
Corp.;
  Sterling,           574,440      70,000        8.21       11/13       YES       100%                 The greater of fair
  MA (2)(3)                                                                                            market value or
                                                                                                       $4,050,000 and
                                                                                                       any prepayment
                                                                                                       premium.

  Lancaster,          599,986      70,712        8.48       11/13       YES       100%                 The greater of fair
  PA (2)(3)                                                                                            market value or
                                                                                                       $5,600,000 and
                                                                                                       any prepayment
                                                                                                       penalty.

Furon                 779,901     699,870        3.45       07/07       YES       32.28% interest      N/A
Company (3)                                                                       in a limited
                                                                                  liability company,
                                                                                  remaining
                                                                                  interest owned
                                                                                  by CPA(R):9

                 Partnership's
                   Share of                    Current      Lease
Lease               Current       Square       Rent Per  Expiration  Renewal      Ownership            Terms of
Obligor           Annual Rent     Footage      Sq.Ft.(1)  (Mo/Year)   Terms       Interest             Purchase Option
-------           -----------     -------      ---------  ---------   -----       --------             ---------------

Detroit            $  729,078   2,730,750       $1.34       06/10       YES       20% interest;        N/A
Diesel                                                                            remaining
Corporation (3)                                                                   interest owned
                                                                                  by CPA(R):9

AutoZone,             545,883      54,000       10.11       08/13       YES       100%                 N/A
Inc.

United
Stationers            812,708     197,321        4.12       03/10       YES       100%                 N/A
Supply
Company, Inc. (3)

Wozniak               460,755      84,197        5.47       12/03       YES       100%                 The greater of
Industries, Inc./                                                                                      fair market value or
Mayfair Molded                                                                                         $3,250,000 and any
Products                                                                                               prepayment premium.
Corporation


(1) Represents rent per square foot when combined with rents applicable to tenants-in-common.

(2) A portion of the rent is variable, based on changes in monthly mortgage debt service requirements on the properties.

(3)   These properties are encumbered by limited recourse mortgages.

Item 3.      Legal Proceedings.

      As of the date hereof, Registrant is not a party to any material pending legal proceedings.



Item 4.      Submission of Matters to a Vote of Security Holders.

      Information with respect to matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1997 is hereby incorporated by reference to page 27 of Registrant's Annual Report contained in Appendix A.


                                     PART II

Item 5.      Market for Registrant's Common Equity and Related
             Stockholder Matters.

      Information with respect to Registrant's common equity is hereby incorporated by reference to page 27 of Registrant's Annual Report contained in Appendix A.


Item 6.      Selected Financial Data.

      Selected Financial Data are hereby incorporated by reference to page 1 of Registrant's Annual Report contained in Appendix A.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Management's Discussion and Analysis are hereby incorporated by reference to pages 2 to 4 of Registrant's Annual Report contained in Appendix A.

Item 8.      Financial Statements and Supplementary Data.

      The following financial statements and supplementary data are hereby incorporated by reference to pages 5 to 19 of Registrant's Annual Report contained in Appendix A:

        (i)  Report of Independent Accountants.
       (ii)  Balance Sheets as of December 31, 1996 and 1997.
      (iii) Statements of Income for the years ended December 31, 1995, 1996 and 1997.
       (iv) Statements of Partners' Capital for the years ended December 31, 1995, 1996 and 1997.
        (v) Statements of Cash Flows for the years ended December 31, 1995, 1996 and 1997.
       (vi)  Notes to Financial Statements.

Item 9.      Disagreements on Accounting and Financial Disclosure.

      NONE

                                    PART III


Item 10.     Directors and Executive Officers of the Registrant.

      Registrant has no officers or directors. The directors and executive officers of the General Partner, Carey Diversified LLC, are as follows:

                                                                                           Has Served as a
                                                                                           Director and/or
         Name                     Age            Positions Held                           Officer Since (1)
         ----                     ---            --------------                           -----------------
Francis J. Carey                   72        Chairman of the Board                              1/98
                                             Chief Executive Officer
                                             Director

William Polk Carey                 67        Chairman of the Executive Committee                1/98
                                             Director

Steven M. Berzin                   47        Vice Chairman                                      1/98
                                             Chief Legal Officer
                                             Director

Gordon F. DuGan                    31        President                                          1/98
                                             Chief Acquisitions Officer
                                             Director

Donald E. Nickelson                64        Chairman of the Audit Committee                    1/98
                                             Director

Eberhard Faber, IV                 61        Director                                           1/98

Barclay G. Jones III               37        Director                                           1/98

Lawrence R. Klein                  77        Director                                           1/98

Charles C. Townsend, Jr.           69        Director                                           1/98

Reginald Winssinger                55        Director                                           1/98

Claude Fernandez                   45        Executive Vice President                           1/98
                                             - Financial Operations

John J. Park                       33        Executive Vice President                           1/98
                                             Chief Financial Officer
                                             Treasurer

H. Augustus Carey                  40        Senior Vice President                              1/98
                                             Secretary

Samantha K. Garbus                 29        Vice President - Asset Management                  1/98

Susan C. Hyde                      29        Vice President - Shareholder Services              1/98

Robert C. Kehoe                    37        Vice President - Accounting                        1/98

Edward V. LaPuma                   24        Vice President - Acquisitions                      1/98

      William Polk Carey and Francis J. Carey are brothers. H. Augustus Carey is the nephew of William Polk Carey and the son of Francis J. Carey.

      A description of the business experience of each officer and director of the Corporate General Partner is set forth below:

      Francis J. Carey, Chairman of the Board, Chief Executive Officer and Director, was elected President and a Managing Director of W. P. Carey & Co. ("W.P. Carey") in April 1987, having served as a Director since its founding in 1973. Prior to joining the firm full-time, he was a senior partner in Philadelphia, head of the Real Estate Department nationally and a member of the executive committee of the Pittsburgh based firm of Reed Smith Shaw & McClay, counsel for Registrant, the General Partners, the CPA(R) Partnerships, W.P. Carey and some of its affiliates. He served as a member of the Executive Committee and Board of Managers of the Western Savings Bank of Philadelphia from 1972 until its takeover by another bank in 1982 and is former chairman of the Real Property, Probate and Trust Section of the Pennsylvania Bar Association. Mr. Carey served as a member of the Board of Overseers of the School of Arts and Sciences of the University of Pennsylvania from 1983 through 1990. He has also served as a member of the Board of Trustees of the Investment Program Association since 1990 and on the Business Advisory Council of the Business Council for the United Nations since 1994. He holds A.B. and J.D. degrees from the University of Pennsylvania.

      Gordon F. DuGan, President, Chief Acquisitions Officer and Director, was elected Executive Vice President and a Managing Director of W.P. Carey in June 1997. Mr. Dugan rejoined W.P. Carey as Deputy Head of Acquisitions in February 1997. Mr. Dugan was until September 1995 a Senior Vice President in the Acquisitions Department of W.P. Carey. Mr. Dugan joined W.P. Carey as Assistant to the Chairman in May 1988, after graduating from the Wharton School at the University of Pennsylvania where he concentrated in Finance. From October 1995 until February 1997, Mr. Dugan was Chief Financial Officer of Superconducting Core Technologies, Inc., a Colorado-based wireless communications equipment manufacturer.

      Steven M. Berzin, Vice Chairman, Chief Legal Officer and Director, was elected Executive Vice President, Chief Financial Officer, Chief Legal Officer and a Managing Director of W.P. Carey in July 1997. From 1993 to 1997, Mr. Berzin was Vice President - Business Development of General Electric Capital Corporation in the office of the Executive Vice President and, more recently, in the office of the President, where he was responsible for business development activities and acquisitions. From 1985 to 1992, Mr. Berzin held various positions with Financial Guaranty Insurance Company, the last two being Managing Director, Corporate Development and Senior Vice President and Chief Financial Officer. Mr. Berzin associated with the law firm of Cravath, Swaine & Moore from 1978 to 1985 and from 1976 to 1977, he served as law clerk to the Honorable Anthony M. Kennedy, then a United States Circuit Judge. Mr. Berzin received a B.A. and M.A. in Applied Mathematics from Harvard University, a B.A. in Jurisprudence and an M.A. from Oxford University and a J.D. from Harvard Law School..

      Donald E. Nickelson, Chairman of the Audit Committee and Director, serves as Chairman of the Board and a Director of Greenfield Industries, Inc. and a Director of Allied Healthcare Products, Inc. Mr. Nickelson is Vice-Chairman and a Director of the Harbor Group, a leverage buy-out firm. He is also a Director of Sugen Corporation and D.T.I. Industries, Inc. and a Trustee of mainstay Mutual Fund Group. From 1986 to 1988, Mr. Nickelson was President of PaineWebber Incorporated; from 1988 to 1990, he was President of the PaineWebber Group; and from 1980 to 1993 a Director. Prior to 1986, Mr. Nickelson served in various capacities with affiliates of PaineWebber Incorporated and its predecessor firm. From 1988 to 1989, Mr. Nickelson was a Director of a diverse group of corporations in the manufacturing, service and retail sectors, including Wyndham Baking Co., Inc., Hoover Group, Inc., Peebles, Inc. and Motor Wheel Corporation. He is a former Chairman of National Car Rentals, inc. Mr. Nickelson is also a former Director of the Chicago Board Options Exchange and is the former Chairman of the Pacific Stock Exchange.

      William Polk Carey, Chairman of the Executive Committee and Director, has been active in lease financing since 1959 and a specialist in net leasing of corporate real estate property since 1964. Before founding W.P. Carey in 1973, he served as Chairman of the Executive Committee of Hubbard, Westervelt & Mottelay (now Merrill Lynch Hubbard), head of Real Estate and Equipment Financing at Loeb Rhoades & Co. (now Lehman Brothers), head of Real Estate and Private Placements, Director of Corporate Finance and Vice Chairman of the Investment Banking Board of duPont Glore Forgan Inc. A graduate of the University of Pennsylvania's Wharton School of Finance and Commerce, Mr. Carey is a Governor of the National Association of Real Estate Investment Trusts (NAREIT). He also serves on the boards of The Johns Hopkins University, The James A. Baker III Institute for Public Policy at Rice University, Templeton College of

Oxford University and other educational and philanthropic institutions. He founded the Visiting Committee to the Economics Department of the University of Pennsylvania and co-founded with Dr. Lawrence R. Klein the Economics Research Institute at that University. Mr. Carey is also a Director of CPA(R):10, CIP(TM) and CPA(R):12.

      Eberhard Faber IV, is currently a Director of PNC Bank, N.A., Chairman of the Board and Director of the newspaper Citizens Voice, a Director of Ertley's Motorworld, Inc., Vice-Chairman of the Board of King's College and a Director of Geisinger Wyoming Valley Hospital. Mr. Faber served as Chairman and Chief Executive Officer of Eberhard Faber, Inc., from 1973 to 1987. Mr. Faber also served as the Director of the Philadelphia Federal Reserve Bank, including service as the Chairman of its Budget and Operations Committee from 1980 to 1986. Mr. Faber has served on the boards of several companies, including First Eastern bank from 1980 to 1993.

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

      Lawrence R. Klein, Director, is Benjamin Franklin Professor of Economics Emeritus at the University of Pennsylvania, having joined the faculty of Economics and the Wharton School in 1958. He holds earned degrees from the University of California at Berkeley and Massachusetts Institute of Technology and has been awarded the Nobel Prize in Economics as well as over 20 honorary degrees. Founder of Wharton Econometric Forecasting Associates, Inc., Dr. Klein has been counselor to various corporations, governments, and government agencies including the Federal Reserve Board and the President's Council of Economic Advisers.

      Charles C. Townsend, Jr., Director, currently is an Advisory Director of Morgan Stanley & Co., having held such position since 1979. Mr. Townsend was a Partner and a Managing Director of Morgan Stanley & Co. from 1963 to 1978 and served as Chairman of Morgan Stanley Realty Corporation from 1977 to 1982. Mr. Townsend holds a B.S.E.E. from Princeton University and an M.B.A. from Harvard University. Mr. Townsend serves as Director of CIP(TM) and CPA(R)14.

      Reginald Winssinger, Director, is currently Chairman of the Board and Director of Horizon Real Estate Group, Inc. Mr. Winssinger has managed portfolios of diversified real estate assets exceeding $500 million throughout the United States for more than 20 years. Mr. Winssinger is active in the planning and development of major land parcels and has developed 20 commercial properties. Mr. Winssinger is a native of Belgium with more than 25 years of real estate practice, including 10 years based in Brussels, overseeing appraisals, construction and management. Mr. Winssinger holds a B.S. in Geography from the University of California at berkeley and received a degree in Appraisal and Survey in Belgium. Mr. Winssinger presently serves as Honorary Belgium Consul to the State of Arizona, a position he has held since 1991.

      Claude Fernandez, Executive Vice President - Financial Operations, joined W.P. Carey in 1983. Previously associated with Coldwell Banker, Inc. for two years and with Arthur Andersen & Co., he is a Certified Public Accountant. Mr. Fernandez received a B.S. degree in accounting from New York University in 1975 and his M.B.A. in Finance from Columbia University Graduate School of Business in 1981.

      John J. Park, Executive Vice President, Chief Financial Officer and Treasurer, joined W.P. Carey as an Investment Analyst in December 1987. Mr. Park received his undergraduate degree from Massachusetts Institute of Technology and his M.B.A. in Finance from New York University.

      H. Augustus Carey, Senior Vice President and Secretary, returned to W.P. Carey in 1988 and is President of W.P. Carey's broker-dealer subsidiary. Mr. Carey previously worked for W.P. Carey from 1979 to 1981 as Assistant to the President. Prior to rejoining W.P. Carey, Mr. Carey served as a loan officer of the North American Department of Kleinwort Benson Limited in London, England. He received an A.B. from Amherst College in 1979 and an M.Phil. in Management Studies from Oxford University in 1984. Mr. Carey is a trustee of the Oxford Management Centre Associates Council.

      Samantha K Garbus, Vice President - Director of Asset Management, became a Second Vice President of W.P. Carey in April 1995 and a Vice President in April 1997. Ms. Garbus joined W. P. Carey as a Property Management Associate in January 1992. Ms. Garbus received a B.A. in History from Brown University in May 1990 and an M.B.A. from the Stern School of New York University in January 1997.

      Susan C. Hyde, Vice President - Director of Shareholder Services, joined
W. P. Carey in 1990, became a Second Vice President in April 1995 and a Vice President in April 1997. Ms. Hyde graduated from Villanova University in 1990 where she received a B.S. in Business Administration with a concentration in Marketing and a B.A. in English.

      Robert C. Kehoe, Vice President - Accounting, joined W.P. Carey as a Senior Accountant in 1987. Mr. Kehoe became a Second Vice President of W. P. Carey in April 1992 and a Vice President in July 1997. Prior to joining the company, Mr. Kehoe was associated with Deloitte, Haskins & Sells for three years and was Manager of Financial Controls at CBS Educational and Professional Publishing for two years. Mr. Kehoe received a B.S. in Accounting from Manhattan College in 1982 and an M.B.A. in Finance from Pace University in 1993.

      Edward V. LaPuma, Vice President - Acquisitions, joined W. P. Carey as an Assistant to the Chairman in July 1995, became a Second Vice President in July 1996 and a Vice President in April 1997. A graduate of the University of Pennsylvania, Mr. LaPuma received a B.A. in Global Economic Strategies from The College of Arts and Sciences and a B.S. in Economics with a Concentration in Finance from the Wharton School.



Item 11.     Executive Compensation.

      Until January 1, 1998, under the Amended Agreement of Limited Partnership of Registrant (the "Agreement"), 9% of Distributable Cash From Operations, as defined, was payable to the former Corporate General Partner and 1% of Distributable Cash From Operations was payable to the former Individual General Partner. The former Corporate General Partner and the former Individual General Partner received $595,533 and $66,170, respectively, from Registrant as their share of Distributable Cash From Operations during the year ended December 31, 1997. As owner of 100 Limited Partnership Units, the former Corporate General Partner received cash distributions of $9,908 ($99.08 per Unit) during the year ended December 31, 1997. See Item 6 for the net income allocated to the General Partners under the Agreement. Registrant is not required to pay, and has not paid, any remuneration to the officers or directors of the former Corporate General Partner or any other affiliate of Registrant during the year ended December 31, 1997.

      In the future, a special limited partner, Carey Management LLC, will receive 9% of Distributable Cash From Operations, and William Polk Carey, the former Individual General Partner will receive, as a special limited partner, 1% of Distributable Cash From Operations and each will be allocated the same percentage of the profits and losses of Registrant.

Item 12.     Security Ownership of Certain Beneficial Owners and
             Management.

      As of December 31, 1997, no person owned of record, or was known by Registrant to own beneficially more than 5% of Registrant.

      The following table sets forth as of March 25, 1998 certain information as to the ownership by directors and executive officers of securities of
Registrant:

                                                                    Number of Units
                                     Name of                         and Nature of                       Percent
Title of Class                  Beneficial Owner                  Beneficial Ownership                   of Class
--------------                  ----------------                  --------------------                   --------
Listed Shares                   William Polk Carey
                                Francis J. Carey
                                Steven M. Berzin
                                Gordon F. DuGan
                                Donald E. Nickelson
                                Eberhard Faber IV
                                Barclay G. Jones III
                                Lawrence R. Klein
                                Charles C. Townsend, Jr.
                                Reginald Winssinger
                                John J. Park
                                Claude Fernandez
                                H. Augustus Carey
                                Samantha K. Garbus
                                Susan C. Hyde
                                Robert C. Kehoe
                                Edward V. LaPuma

All executive officers
and directors as a
group (17 persons)

      In connection with Consolidation of Registrant into Carey Diversified LLC, effective January 1, 1998, no officer or director, other than William Polk Carey, owns a direct interest in Registrant. William Polk Carey owns a 1% interest in Registrant as a special limited partner and has a controlling interest in Carey Management LLC which owns a 9% interest in Registrant as a special limited partner. Effective January 1, 1998, Carey Diversified owns an approximate 88% interest in Registrant.

      There exists no arrangement, known to Registrant, the operation of which may at a subsequent date result in a change of control of Registrant.



Item 13.     Certain Relationships and Related Transactions.

      For a description of transactions and business relationships between Registrant and its affiliates and their directors and officers, see Notes 2 and 3 to the Financial Statements in Item 8. Michael B. Pollack, Senior Vice President and Secretary, until July 1997, of the former Corporate General Partner, is a partner of Reed Smith Shaw & McClay which is engaged to perform legal services for Registrant.

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

                                     PART IV


Item 14.     Exhibits, Financial Statement Schedules and Reports on
             Form 8-K

    (a) 1.        Financial Statements:

                  The following Financial Statements are filed as a part of this
Report:

Report of Independent Accountants.

Balance Sheets, December 31, 1996 and 1997

Statements of Income for the years ended December 31, 1995, 1996 and 1997

Statements of Partners' Capital for the years ended December 31, 1995, 1996 and 1997

Statements of Cash Flows for the years ended December 31, 1995, 1996 and 1997

Notes to Financial Statements.



The financial statements are hereby incorporated by reference to pages 5 to 20 of Registrant's Annual Report contained in Appendix A.



    (a) 2.        Financial Statement Schedule:

                  The following schedule is filed as a part of this Report:

Schedule III -Real Estate and Accumulated Depreciation as of December 31, 1997.

Notes to Schedule III.


Schedule III and notes thereto are hereby incorporated by reference to pages 21 to 23 of Registrant's Annual Report contained in Appendix A.


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

   Exhibit                                                                                         Method of
     No.             Description                                                                    Filing
   -------           -----------                                                                   ---------
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
               West, as Mortgagee (Massachusetts properties).                           to Form S-11

   Exhibit                                                                                         Method of
     No.             Description                                                                    Filing
   -------           -----------                                                                   ---------
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
               England, as Assignee, covering the New Hampshire Property.               dated May 18, 1989

   Exhibit                                                                                      Method of
     No.             Description                                                                 Filing
   -------           -----------                                                                ---------
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

   Exhibit                                                                                      Method of
     No.             Description                                                                 Filing
   -------           -----------                                                                ---------
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
               Life Insurance Company of America ("North Atlantic").                    dated March 12, 1990

   Exhibit                                                                                      Method of
     No.             Description                                                                 Filing
   -------           -----------                                                                ---------
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

   Exhibit                                                                                      Method of
     No.             Description                                                                 Filing
   -------           -----------                                                                ---------
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

   Exhibit                                                                                      Method of
     No.             Description                                                                 Filing
   -------           -----------                                                                ---------
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

    10.20      Guaranty and Suretyship Agreement dated                                  Filed as Exhibit 10.11
               December 21, 1988 from Sybron Acquisition                                to Registrant's Form 8-K
               Company to Registrant and CPA(R):7.                                      dated May 18, 1989

   Exhibit                                                                                      Method of
     No.             Description                                                                 Filing
   -------           -----------                                                                ---------
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

   Exhibit                                                                                      Method of
     No.             Description                                                                 Filing
   -------           -----------                                                                ---------
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

   Exhibit                                                                                      Method of
     No.             Description                                                                 Filing
   -------           -----------                                                                ---------
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

   Exhibit                                                                                      Method of
     No.             Description                                                                 Filing
   -------           -----------                                                                ---------
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

   Exhibit                                                                                      Method of
     No.             Description                                                                 Filing
   -------           -----------                                                                ---------
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

   Exhibit                                                                                      Method of
     No.             Description                                                                 Filing
   -------           -----------                                                                ---------
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

   Exhibit                                                                                      Method of
     No.             Description                                                                 Filing
   -------           -----------                                                                ---------
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

   Exhibit                                                                                      Method of
     No.             Description                                                                 Filing
   -------           -----------                                                                ---------
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

   Exhibit                                                                                      Method of
     No.             Description                                                                 Filing
   -------           -----------                                                                ---------
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

    28.87      Quitclaim Deed dated January 29, 1990 from                               Filed as Exhibit 28.7
               Furon, as Grantor, to Registrant and                                     to Registrant's Form 8-K
               CPA(R):9, as Grantees (Bristol Premises).                                dated March 12, 1990

   Exhibit                                                                                      Method of
     No.             Description                                                                 Filing
   -------           -----------                                                                ---------
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

    28.96      Bill of Sale from DDC to Registrant                                      Filed as Exhibit 28.2
               and CPA(R):9.                                                            to Registrant's Form 8-K
                                                                                        dated July 13, 1990

    28.97      Assignment of Leases and Agreements from                                 Filed as Exhibit 28.3
               DDC to Registrant and CPA(R):9.                                          to Registrant's Form 8-K
                                                                                        dated July 13, 1990

    28.98      Co-tenancy Agreement between Registrant                                  Filed as Exhibit 28.4
               and CPA(R):9.                                                            to Registrant's Form 8-K
                                                                                        dated July 13, 1990

    28.99      Prospectus of Registrant                                                 Filed as Exhibit 28.99
               dated February 17, 1988                                                  to Form 10-K/A dated
                                                                                        September 24, 1993

   Exhibit                                                                                      Method of
     No.             Description                                                                 Filing
   -------           -----------                                                                ---------
    28.100     Supplement dated June 22, 1988                                           Filed as Exhibit 28.100
               to Prospectus dated February 17, 1988.                                   to Form 10-K/A dated
                                                                                        September 24, 1993

    28.101     Supplement dated August 31, 1988                                         Filed as Exhibit 28.101
               to Prospectus dated February 17, 1988.                                   to Form 10-K/A dated
                                                                                        September 24, 1993

    28.102     Supplement dated November 22, 1988                                       Filed as Exhibit 28.102
               to Prospectus dated February 17, 1988.                                   to Form 10-K/A dated
                                                                                        September 24, 1993


    (b)           Reports on Form 8-K

                  The Registrant filed a report on Form 8-K dated January 1, 1998 pursuant to Item 5 -Other Events (EX-99.1 Press Release From W.P. Carey & Co., Inc. (December 17, 1997)).

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CORPORATE PROPERTY ASSOCIATES 8, L.P.
                                    - a Delaware limited partnership

                                    BY:     CAREY DIVERSIFIED LLC


     03/25/98                       BY:     /s/ John J. Park
------------------                          ------------------------------------
     Date                                   John J. Park
                                            Executive Vice President, Chief Financial Officer and Treasurer
                                            (Principal Financial Officer)


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                    BY:     CAREY DIVERSIFIED LLC


     03/25/98                       BY:      /s/ Francis J. Carey
------------------                          ------------------------------------
     Date                                   Francis J. Carey
                                            Chairman of the Board, Chief Executive Officer and Director
                                            (Principal Executive Officer)


     03/25/98                       BY:      /s/ William P. Carey
------------------                          ------------------------------------
     Date                                   William P. Carey
                                            Chairman of the Executive Committee and Director


     03/25/98                       BY:      /s/ Steven M. Berzin
------------------                          ------------------------------------
     Date                                   Steven M. Berzin
                                            Vice Chairman, Chief Legal Officer and Director


     03/25/98                       BY:      /s/ Gordon F. DuGan
------------------                          ------------------------------------
     Date                                   Gordon F. DuGan
                                            President, Chief Acquisitions Officer and Director


     03/25/98                       BY:      /s/ Donald E. Nickelson
------------------                          ------------------------------------
     Date                                   Donald E. Nickelson
                                            Chairman of the Audit Committee and Director


     03/25/98                       BY:      /s/ Eberhard Faber IV
------------------                          ------------------------------------
     Date                                   Eberhard Faber IV
                                            Director


     03/25/98                       BY:      /s/ Barclay G. Jones, III
------------------                          ------------------------------------
     Date                                   Barclay G. Jones, III
                                            Director


     03/25/98                       BY:      /s/ Dr. Lawrence R. Klein
------------------                          ------------------------------------
     Date                                   Dr. Lawrence R. Klein
                                            Director


     03/25/98                       BY:      /s/ Charles C. Townsend, Jr.
------------------                          ------------------------------------
     Date                                   Charles C. Townsend, Jr.
                                            Director


     03/25/98                       BY:      /s/ Reginald Winssinger
------------------                          ------------------------------------
     Date                                   Reginald Winssinger
                                            Director


     03/25/98                       BY:      /s/ John J. Park
------------------                          ------------------------------------
     Date                                   John J. Park
                                            Executive Vice President, Chief Financial Officer and Treasurer
                                            (Principal Financial Officer)


     03/25/98                       BY:      /s/ Claude Fernandez
------------------                          ------------------------------------
     Date                                   Claude Fernandez
                                            Executive Vice President - Financial Operations
                                            (Principal Accounting Officer)

                                                         APPENDIX A TO FORM 10-K





                      CORPORATE PROPERTY ASSOCIATES 8, L.P.
                        - a Delaware limited partnership












                                                              1997 ANNUAL REPORT

SELECTED FINANCIAL DATA
--------------------------------------------------------------------------------

(In thousands except per unit amounts)


                                      1993              1994               1995               1996                1997
                                      ----              ----               ----               ----                ----
OPERATING DATA:
    Revenues                         14,364         $ 15,189            $ 15,454           $ 16,207            $ 14,928

    Income before
    extraordinary item                5,258            6,012               8,338              9,453               7,879

    Income before
      extraordinary item
      allocated:
     To General Partners                526              601                 834                965                 788
     To Limited Partners              4,732            5,411               7,504              8,488               7,091
      Per unit                        69.84            79.86              110.93             125.60              104.92

    Distributions attributable (1):
      To General Partners               634              637                 644                658                 579
      To Limited Partners             5,702            5,729               5,799              5,919               5,209
       Per unit                       84.16            84.56               85.76              87.58               77.08

    Payment of mortgage
      principal (2)                     457              969               3,358              1,769               1,198


BALANCE SHEET DATA:

    Total assets                    120,670          116,323             114,890            108,629             104,467
    Long-term
      obligations (3)                62,098           57,908              52,324             44,264              42,077

(1) Includes distributions attributable to the fourth quarter of each fiscal year payable in the following fiscal year less distributions in the first fiscal quarter attributable to the prior year. The distribution attributable to the fourth quarter of 1997 was paid to Limited Partners in December 1997.

(2)   Represents scheduled mortgage principal amortization paid.

(3) Represents mortgage and note payable obligations due after more than one year.

MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------------------------------------------

      Results of Operations

      Net income for the year ended December 31, 1997 decreased by $1,574,000 as compared with the year ended December 31, 1996. The decrease in net income was primarily due to decreases in lease revenues (rental income and interest income from direct financing leases) and equity income (hotel operating income and income from equity investments) and increases in general and administrative and property expenses. The effect of these items was partially offset by a decrease in interest expense and depreciation.

      The decrease in lease revenues was due to the expiration of the Advanced System Applications, Inc. lease for a property in Bloomingdale, Illinois in June 1997. This decrease was partially offset by an increase in lease revenues related to the lease with the United States Postal Service. Under a 1994 modification agreement, the Partnership agreed to a termination of the lease in 1997 rather than 2003 in consideration for an increase in annual rent of $2,223,000. As a result of exchanging an interest in a hotel property for an equity interest in the operating partnership of a publicly-traded investment trust, American General Hospitality Corporation, equity income (when combined with hotel earnings) decreased by $500,000. As more fully described below, Management believes that this transaction has substantially increased the liquidity of the Partnership by acquiring an equity interest which is freely exchangeable to a marketable security, and eliminating the need to use the Partnership's resources to maintain and upgrade a hotel property on an ongoing basis. The increase in general and administrative expenses was the result of costs incurred in connection with the structuring of the Consolidation with Carey Diversified LLC. The increase in property expenses was due to the Partnership's obligation to pay the operating costs for the Bloomingdale property for the entire year. The decrease in interest expense reflected the satisfaction of the mortgage obligation on the hotel property in connection with the exchange of the hotel for an operating partnership interest in July 1996, the prepayment of the mortgage loans collateralized by the AutoZone, Inc. properties in the fourth quarter of 1996, the refinancing of the Furon Company properties mortgage loan in June 1997 as well as the continuing amortization of the Partnership's remaining mortgage loans. The decrease in depreciation reflected the disposition of the hotel property in 1996 and the reclassification of the Furon lease from the operating method to a direct financing method in 1997. On December 31, 1997, the Partnership converted its 32.28% interest in the Furon property to an equity investment, in which an affiliate owns the majority interest. As a result, the Partnership has recorded an asset of $1,685,000 as its equity interest representing the net assets and liabilities transferred.

      Net income increased by $1,115,000 for the year ended December 31, 1996 as compared with the year ended December 31, 1995. Income in 1996 included the benefit of nonrecurring other income of $353,000. Increases in income for 1996, excluding nonrecurring items, included an increase in lease revenues and decreases in depreciation and interest expenses. This was partially offset by an increase in property expenses and a decrease in equity income.

      The increase in lease revenues was primarily resulted from the commencement of the lease with the United States Postal Service in May 1996, and, to a lesser extent, rent increases on the Detroit Diesel Corporation and United Stationers Supply Co. leases in 1995. The decrease in interest expense was due to the satisfaction of the mortgage loan on the Advanced System Application property which amortized fully in March 1996, the satisfaction of the mortgage loan on the hotel property and the continuing amortization of other limited recourse mortgage loans. Depreciation decreased as a result of the disposition of the hotel property. The increase in property expenses was due to the Partnership's assumption of the contractual responsibility for the operating costs including insurance, maintenance and real estate taxes at the Bloomingdale property during the second quarter of 1996. Property expenses relating to the Quebecor Printing Inc. (formerly AmerSig, Inc.) properties decreased as the Partnership's reached a settlement regarding the those leases with the former owner of the AmerSig operations. The decrease in equity income reflected the exchange of the hotel property and the hotel business for an interest in the American General Hospitality operating partnership. In connection with the settlement, the Partnership recognized other income of $224,000 as a result of being released from a security deposit obligation. The Partnership also received $129,000 from its bankruptcy claim against the former lessee of the Kenner hotel property.

      In July 1996, the Partnership exchanged its ownership interests in a hotel property in Kenner, Louisiana for 493,664 units in American General Hospitality Operating Partnership L.P. at which time the Partnership transferred the hotel operation to the operating partnership. Management's expectation was that the exchange would eliminate the uncertainty and fluctuation in cash flow related to operating a single hotel as the operating partnership owns a diversified portfolio of hotel properties and continues to acquire properties. On an annualized basis, distributions from the American General Hospitality investment, at current distribution rates, approximate $820,000. The Partnership has the right to exchange its 493,664 units on a one-for-one basis for shares of common stock of American General Hospitality Corporation. American General Hospitality Corporation is a publicly-traded real estate investment trust and the common stock would be freely transferable on conversion. The quoted market value of a share of common stock at December 31, 1997 was $26 3/4 resulting in an aggregate value of approximately $13,200,000, if converted. The carrying value of this investment as of December 31, 1997 was approximately $5,576,000.

      Cash flow is expected to benefit from rent increases scheduled on leases with Quebecor Printing and High Voltage Engineering Corp. in 1998 and leases with Stationers and Mayfair Molded Products Corporation in 1999. The partnership has a 50% equity interest in a property leased to Lockheed Martin Corporation with an initial term ending in July 1998. In February 1998, the Lockheed Martin lease was extended for five years with the Partnership's share of annual rent increasing by $20,000. Cash flow will also benefit from the receipt of a full year's rent from the Postal Service lease at the Bloomingdale property. During 1997, the Postal Service increased its occupancy from 34% of the leasable space to 52% at that property. The Partnership is negotiating leases for the remaining leasable space at the Bloomingdale property; however, there is no assurance that any leases will be executed.

      Because of the long-term nature of the Partnership's net leases, inflation and changing prices should not unfavorably affect the Partnership's revenues and net income or have an impact on the continuing operations of the Partnership's properties. Most of the Partnership's net leases have rent increases based on formulas indexed to increases in the Consumer Price Index or other periodic mandated increases which should increase revenues from these leases in the future.

      Financial Condition

      The Partnership's cash balances of $5,704,000 at December 31, 1997 increased by $854,000 from the previous year. Cash flows from operations and equity investments of $9,628,000 were sufficient to pay distributions of $7,358,000, and mortgage principal payments of $1,198,000. Distributions paid included a distribution in December 1997 of $10.96 per Limited Partnership Unit.

      The distribution paid in December 1997 reflects an exchange transaction which occurred on January 1, 1998. The majority of the Partnership's Limited Partners and its General Partners approved a consolidation by merger with a subsidiary limited partnership of Carey Diversified, as proposed in the Consent Solicitation Statement/Prospectus of Carey Diversified, dated October 16, 1997. In connection with the merger, 3,491 Limited Partnership Unitholders owning 66,094 Limited Partnership Units elected to exchange their limited partnership units for interests in Carey Diversified. The December 1997 distribution was intended to distribute funds in order to adjust the net assets of the Partnership with the estimate of Total Exchange Value, as defined in the Consent Solicitation Statement/Prospectus, of assets.

      Limited Partners owning 1,488 Limited Partnership Units who did not elect to receive interests in Carey Diversified elected to retain a limited partnership interest as Subsidiary Partnership Unitholders. Subsidiary Partnership Units have economic interests and legal rights in the Partnership that are substantially similar to those of Limited Partnership Units and represent a direct ownership interest in the Partnership. The holders of Subsidiary Partnership Units will be paid a pro rata share of any distribution paid by the Partnership to Carey Diversified. The Partnership will continue to pay distributions on a quarterly basis until liquidating distributions are made, as described in the Consent Solicitation Statement/Prospectus. The objective with respect to Subsidiary Partnership Units will be to pay distributions as if the Consolidation never had occurred based upon the net cash flows generated by the Partnership.

      The Partnership's investing activities in 1997 included using $216,000 to pay for tenant improvements in connection with the expansion of space leased to the Postal Service. The Partnership estimates that additional improvements at the Bloomingdale property to retrofit space for new tenants will amount to $531,000.

      The Partnership's financing activities in 1997 include the Partnership's refinancing of its existing mortgage loan of $4,021,000 collateralized by properties leased to the Furon Company for a new limited recourse loan of $4,100,000. In connection with the refinancing, the annual interest rate on the Furon mortgage loan decreased from 10.4% to 8.42%.

      In the case of limited recourse mortgage financing which does not fully amortize over its term, the Partnership would be responsible for the balloon payment, but only to the extent of its interest in the encumbered property since the holder of each such obligation has recourse only to the property collateralizing such debt. The Partnership could refinance the loans, restructure the debt with existing lenders, evaluate its ability to satisfy the loan from existing cash reserves or sell the property and use the proceeds to satisfy the mortgage debt. In 1999, balloon payments of approximately $20,095,000 are scheduled on the mortgage loans collateralized by Sybron International Corporation, Dr Pepper Bottling Company of Texas and High Voltage properties. Based on the existing long-term leases with these lessees, the Partnership believes that the loans can be refinanced. The Partnership's note payable of $5,102,000 is also scheduled to mature in 1999. To the extent that the Partnership does not seek to refinance the loans, it will have the ability to borrow from Carey Diversified. Carey Diversified is entering into an agreement for a line of credit and may have funds available for the Partnership, if necessary. Carey Diversified may also make funds available to the Partnership to pay off its share of the limited recourse loan on the Lockheed Martin Corporation property which matures in May 1998. Lockheed Martin has agreed to a renewal term of five years. The initial term had been scheduled to end in 1998.

      A number of the Partnership's leases provide purchase options, generally at the greater of fair market value as encumbered by the lease or the Partnership's cost of acquiring the property. The purchase options on the properties leased to Sybron and Mayfair Molded Products Corporation will be exercisable by the lessees in 1998 at the greater of (i) fair market value as encumbered by the lease or (ii) the Partnership's acquisition cost. In the event that these options are exercised, the Partnership would receive no less than $11,738,000 (based on the minimum purchase option price, net of amounts needed to pay the mortgage loans). If all the options are exercised, annual cash flow would decrease by $1,532,000. The Partnership has not received any indication from any of these lessees as to whether they intend to exercise their options.

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

      In June 1997, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in full set general purpose financial statements. SFAS No. 131 establishes accounting standards for the way that public business enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 130 and SFAS No. 131 are required to be adopted by 1998. The Partnership is currently evaluating the impact, if any, of SFAS No. 130 and SFAS 131.

      The Partnership's management company has responsibility for maintaining the Partnership's books and records and servicing the computer systems used in maintaining such books and records. In its preliminary assessment of Year 2000 issues, the management company believes that such issues will not have a material effect on the Partnership's operations; however such assessment has not been completed. The Partnership relies on its bank and transfer agent for certain computer-related services and has initiated discussions to determine whether they are addressing Year 2000 issues that might affect the Partnership.

                        REPORT of INDEPENDENT ACCOUNTANTS


To the Partners of
  Corporate Property Associates 8, L.P.:


      We have audited the accompanying balance sheets of Corporate Property Associates 8, L.P., a Delaware limited partnership, as of December 31, 1996 and 1997, and the related statements of income, partners' capital, and cash flows for each of the three years in the period ended December 31, 1997. We have also audited the financial statement schedule included on pages 21 to 23 of this Annual Report. These financial statements and financial statement schedule are the responsibility of the General Partners. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Corporate Property Associates 8, L.P., a Delaware limited partnership, as of December 31, 1996 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. In addition, in our opinion, the Schedule of Real Estate and Accumulated Depreciation as of December 31, 1997, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the financial information required to be included therein pursuant to Securities and Exchange Commission Regulation S-X Rule 12-28.





                                                    /s/ Coopers & Lybrand L.L.P.
New York, New York
March 25, 1998

                     CORPORATE PROPERTY ASSOCIATES 8, L.P.,
                         a Delaware limited partnership

                                 BALANCE SHEETS

                           December 31, 1996 and 1997

                                                                             1996                    1997
                                                                             ----                    ----
        ASSETS:

Real estate leased to others:
   Accounted for under the
      operating method:
         Land                                                          $ 16,102,755            $ 14,856,512
         Buildings                                                       42,890,140              37,293,673
                                                                       ------------            ------------
                                                                         58,992,895              52,150,185
         Accumulated depreciation                                        10,293,440              10,189,488
                                                                       ------------            ------------
                                                                         48,699,455              41,960,697
   Net investment in direct financing leases                             47,095,414              47,095,414
                                                                       ------------            ------------
         Real estate leased to others                                    95,794,869              89,056,111
Equity investments                                                        6,513,068               7,831,471
Cash and cash equivalents                                                 4,850,145               5,704,033
Other assets, net of accumulated amortization
   of $155,759 in 1996 and $141,141 in 1997 and net of
   reserve for uncollected rents of $114,115 in 1997                      1,471,121               1,875,812
                                                                       ------------            ------------
             Total assets                                              $108,629,203            $104,467,427
                                                                       ============            ============

        LIABILITIES:

Mortgage notes payable                                                 $ 44,139,958            $ 38,966,104
Note payable                                                              5,102,144               5,102,144
Accrued interest payable                                                    473,317                 463,973
Accounts payable and accrued expenses                                       274,822                 608,868
Accounts payable to affiliates                                              209,112                 486,965
Prepaid and deferred rental income and security deposits                    698,443                 722,296
                                                                       ------------            ------------
             Total liabilities                                           50,897,796              46,350,350
                                                                       ------------            ------------

Commitments and contingencies

        PARTNERS' CAPITAL:

General Partners                                                           (103,774)               (113,082)
Limited Partners (67,582 Limited Partnership
   Units issued and outstanding)                                         57,835,181              58,230,159
                                                                       ------------            ------------
             Total partners' capital                                     57,731,407              58,117,077
                                                                       ------------            ------------
             Total liabilities and
             partners' capital                                         $108,629,203            $104,467,427
                                                                       ============            ============

The accompanying notes are an integral part of the financial statements.

                     CORPORATE PROPERTY ASSOCIATES 8, L.P.,
                         a Delaware limited partnership

                              STATEMENTS of INCOME

              For the years ended December 31, 1995, 1996 and 1997

                                                                 1995                  1996                  1997
                                                                 ----                  ----                  ----
Revenues:
   Rental income                                            $ 8,979,476           $ 9,108,093           $ 7,558,182
   Interest income from direct financing leases               6,244,145             6,452,577             6,858,810
   Other interest income                                        229,928               293,329               287,740
   Other income                                                                       353,401               223,166
                                                            -----------           -----------           -----------
                                                             15,453,549            16,207,400            14,927,898
                                                            -----------           -----------           -----------
Expenses:
   Interest                                                   5,799,127             5,232,928             4,543,266
   Depreciation                                               1,912,503             1,539,737             1,325,929
   General and administrative                                   576,717               626,400               874,658
   Property expenses                                            381,606               579,147             1,006,644
   Amortization                                                  37,108                37,108                37,469
                                                            -----------           -----------           -----------
                                                              8,707,061             8,015,320             7,787,966
                                                            -----------           -----------           -----------

      Income before (loss) income from equity
         investments and gain on sale                         6,746,488             8,192,080             7,139,932

Hotel operating income                                        1,653,696               986,339

(Loss) income from equity investments                           (62,359)              253,061               738,979
                                                            -----------           -----------           -----------

      Income before gain on sale                              8,337,825             9,431,480             7,878,911

Gain on sale of real estate                                                            21,697
                                                            -----------           -----------           -----------

      Net income                                            $ 8,337,825           $ 9,453,177           $ 7,878,911
                                                            ===========           ===========           ===========

Net income allocated to:
   Individual General Partner                               $    83,378           $    96,484           $    78,789
                                                            ===========           ===========           ===========

   Corporate General Partner                                $   750,405           $   868,361           $   709,102
                                                            ===========           ===========           ===========

   Limited Partners                                         $ 7,504,042           $ 8,488,332           $ 7,091,020
                                                            ===========           ===========           ===========


Net income per weighted average Limited
    Partnership Units                                         $110.93                $125.60                $104.92
                                                              =======                =======                =======



Weighted average Limited Partnership Units                     67,645                 67,582                 67,582
                                                               ======                 ======                 ======

The accompanying notes are an integral part of the financial statements.

                     CORPORATE PROPERTY ASSOCIATES 8, L.P.,
                         a Delaware limited partnership

                         STATEMENTS of PARTNERS' CAPITAL

              For the years ended December 31, 1995, 1996 and 1997

                                                                 Partners' Capital Accounts
                                           ---------------------------------------------------------------------
                                                                                                       Limited
                                                                                                      Partners'
                                                                 General           Limited           Amount Per
                                               Total            Partners           Partners           Unit (a)
                                           ------------       ------------       ------------       ------------
Balance, December 31, 1994                  $53,080,410          $(605,304)       $53,685,714               $793

Purchase of Limited Partnership Units          (179,670)                             (179,670)                (3)

Distributions                                (6,413,927)          (641,394)        (5,772,533)               (85)

Net income, 1995                              8,337,825            833,783          7,504,042                111
                                           ------------       ------------       ------------       ------------

Balance, December 31, 1995                   54,824,638           (412,915)        55,237,553                816

Distributions                                (6,549,558)          (655,704)        (5,893,854)               (87)

Adjustment to purchase of Limited
  Partnership Units                               3,150                                 3,150

Net income, 1996                              9,453,177            964,845          8,488,332                126
                                           ------------       ------------       ------------       ------------

Balance, December 31, 1996                   57,731,407           (103,774)        57,835,181                855

Distributions                                (7,440,186)          (744,144)        (6,696,042)               (99)

Accrued preferred distribution                  (53,055)           (53,055)

Net income, 1997                              7,878,911            787,891          7,091,020                105
                                           ------------       ------------       ------------       ------------

Balance, December 31, 1997                  $58,117,077          $(113,082)       $58,230,159               $861
                                           ============       ============       ============       ============

(a)   Based on weighted average Units issued and outstanding.

The accompanying notes are an integral part of the financial statements.

                     CORPORATE PROPERTY ASSOCIATES 8, L.P.,
                         a Delaware limited partnership

                            STATEMENTS of CASH FLOWS

              For the years ended December 31, 1995, 1996 and 1997

                                                                             1995                    1996                  1997
                                                                             ----                    ----                  ----
Cash flows from operating activities:
    Net income                                                            $ 8,337,825          $  9,453,177          $  7,878,911
    Adjustments to reconcile net income to
      net cash provided by operating activities:
      Depreciation and amortization                                         1,949,611             1,576,845             1,363,398
      Straight-line adjustments                                               274,471               244,698               (19,642)
      Loss from equity investments                                             62,359
      Amortization of deferred income                                         (36,446)              (36,446)              (36,446)
      Gain on sale                                                                                  (21,697)
       Provision for uncollected rents                                                                                    114,115
      Net change in operating assets and liabilities                         (316,586)             (268,906)              (39,191)
                                                                          -----------          ------------           ------------
            Net cash provided by operating activities                      10,271,234            10,947,671             9,261,145
                                                                          -----------          ------------           -----------

Cash flows from investing activities:
    Distributions from equity investments in excess
      of equity (loss) income                                                 282,992               161,795               366,663
    Additional capitalized costs                                             (163,752)             (414,256)             (215,670)
    Proceeds from sales of real estate                                                              442,495
    Purchase of interest in operating partnership and
      related costs
                                                                          -----------         -------------           -----------
            Net cash provided by (used in) investing activities               119,240               (40,244)              150,993
                                                                          -----------          ------------           -----------

Cash flows from financing activities:
    Distributions to partners                                              (6,413,927)           (6,549,558)           (7,357,886)
    Purchase of Limited Partnership Units                                    (179,670)                3,150
    Proceeds from mortgages                                                                       4,000,000             4,099,560
    Prepayment of mortgage payable                                                               (6,860,859)           (4,021,244)
    Deferred financing costs                                                                                              (80,450)
    Payment of mortgage principal                                          (3,358,177)           (1,769,400)           (1,198,230)
                                                                          -----------          ------------           -----------
            Net cash used in financing activities                          (9,951,774)          (11,176,667)           (8,558,250)
                                                                          -----------          ------------           -----------

            Net increase (decrease)  in cash
               and cash equivalents                                           438,700              (269,240)              853,888

Cash and cash equivalents, beginning of year                                4,680,685             5,119,385             4,850,145
                                                                          -----------          ------------          ------------

            Cash and cash equivalents, end of year                        $ 5,119,385          $  4,850,145           $ 5,704,033
                                                                          ===========          ============           ===========


                                   (Continued)

                     CORPORATE PROPERTY ASSOCIATES 8, L.P.,
                         a Delaware limited partnership

                       STATEMENTS of CASH FLOWS, Continued


Supplemental Schedule of noncash investing and financing activity:

A.    Accrued preferred distribution                                          $53,055
                                                                          ===========

B. In July 1996, the Partnership exchanged its interest in a hotel property and related assets and liabilities for 493,664 units in the operating partnership of a publicly-traded real estate investment trust. The assets and liabilities transferred are as follows:

      Real estate, net of accumulated depreciation                        $ 9,116,767
      Mortgage note payable                                                (3,915,439)
      Other assets and liabilities transferred, net                             8,777
                                                                          -----------
        Equity investment                                                  $5,210,105
                                                                          ===========

C. On December 31, 1997, the Partnership contributed its 32.28% interest as a tenant-in-common in properties leased to Furon Company to a limited liability company in which Corporate Property Associates 9, L.P., an affiliate, owns the remaining majority interest. The assets and liabilities transferred are as follows:

      Net investment in direct financing lease (1)                        $ 5,628,499
      Mortgage note payable                                                (4,053,940)
      Other assets and liabilities, net                                       110,507
                                                                          -----------
        Equity investment                                                  $1,685,066
                                                                          ===========

(1) These properties were reclassified to net investment in direct financing leases in the second quarter of 1997.


The accompanying notes are an integral part of the financial statements.

                     CORPORATE PROPERTY ASSOCIATES 8, L.P.,
                         a Delaware limited partnership

                          NOTES to FINANCIAL STATEMENTS


1.    Summary of Significant Accounting Policies:

         Use of Estimates:

            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to the assessment of recoverability of real estate assets. Actual results could differ from those estimates.

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

                      Operating method - Real estate is recorded at cost, rental revenue is recognized on a straight-line basis over the term of the leases and expenses (including depreciation) are charged to operations as incurred.

            The Partnership assesses the recoverability of its real estate assets, including residual interests, based on projections of undiscounted cash flows over the life of such assets. In the event that such cash flows are insufficient, the assets are adjusted to their estimated fair value.

            Substantially all of the Partnership's leases provide for either scheduled rent increases, increases based on increases to the Consumer Price Index or Producer Price Index or sales overrides.

         Depreciation:

            Depreciation is computed using the straight-line method over the estimated useful lives of the properties - 5 to 30 years.

         Cash Equivalents:

            The Partnership considers all short-term, highly liquid investments that are both readily convertible to cash and have a maturity of generally three months or less at the time of purchase to be cash equivalents. Items classified as cash equivalents include commercial paper and money market funds. Substantially all of the Partnership's cash and cash equivalents at December 31, 1996 and 1997 were held in the custody of three and two financial institutions, respectively.

                                   Continued

                     CORPORATE PROPERTY ASSOCIATES 8, L.P.,
                         a Delaware limited partnership

                    NOTES to FINANCIAL STATEMENTS, Continued


         Equity Investments:

            The Partnership's 50% interests in a joint venture and a limited partnership and its ownership interest in the operating partnership of a real estate investment trust are accounted for under the equity method, i.e. at cost, increased or decreased by the Partnership's share of earnings or losses, less distributions. On December 31, 1997, the Partnership contributed its 32.28% interest as a tenant-in-common in property leased to Furon Company to a limited liability company, FON LLC. The remaining 67.72% interest is owned by Corporate Property Associates 9 L.P. ("CPA.9(R)"), an affiliate. The investment in the limited liability company is being accounted for as an equity investment from the date of contribution.

         Other Assets:

            Included in other assets are deferred rental income, deferred charges and deferred costs of Consolidation (see Note 14). Deferred rental income is the aggregate difference for operating method leases between scheduled rents which vary during the lease term and income recognized on a straight-line basis. Deferred charges are costs incurred in connection with mortgage note financings and refinancings and are deferred and amortized over the terms of the mortgages. Deferred costs of Consolidation represent certain costs related to a Consolidation transaction which have been capitalized. Consolidation costs will be included in the revaluation of assets subsequent to December 31, 1997.

         Deferred Rental Income:

            Deferred rental income recognized in connection with the amendment of one of the Partnership's leases is being amortized from the date of the amendment through the end of the initial term of the lease (20.5 years).

         Income Taxes:

            A partnership is not liable for Federal income taxes as each partner recognizes his proportionate share of the partnership income or loss in his tax return. Accordingly, no provision for income taxes is recognized for financial statement purposes.


         Reclassifications:

            Certain 1995 and 1996 amounts have been reclassified to conform to the 1997 financial statement presentation.

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

            Through December 31, 1997, the Agreement provided that the General
               Partners were allocated 10% (1% to the Individual General Partner, William Polk Carey and 9% to the Corporate General Partner, Eighth Carey Corporate Property, Inc. ("Eighth Carey")), and the Limited Partners were allocated 90% of the profits and losses as well as distributions of Distributable Cash From Operations, as defined. Effective January 1, 1998, in connection with the merger (see Note 14) of the Partnership with a subsidiary partnership of Carey Diversified LLC ("Carey Diversified"),

                                   Continued

                     CORPORATE PROPERTY ASSOCIATES 8, L.P.,
                         a Delaware limited partnership

                    NOTES to FINANCIAL STATEMENTS, Continued


              Carey Diversified is the sole general partner of the Partnership. Carey Diversified and the holders of Subsidiary Partnership Units are allocated 90% of the profits and losses and distributable cash and two special limited partners, Carey Management LLC ("Carey Management") and William Polk Carey, are allocated 5% and 1% of the profits and losses and distributable cash.

            In connection with the merger with Carey Diversified and the listing on the New York Stock Exchange, a division of W.P. Carey & Co., Inc. ("W.P. Carey ), an affiliate of the Corporate General Partner satisfied the provisions for receiving a subordinated preferred return of $53,055, which was measured based upon the cumulative proceeds arising from the sale of the Partnership's assets. Such amount has been included in accounts payable to affiliates as of December 31, 1997. The preferred return, paid in January 1998, was subject to provisions which limited such payment that a specified cumulative return to limited partners was achieved. The Exchange Value of a Limited Partnership Unit to a Listed Share of Carey Diversified was included in calculating the cumulative return.

 3.     Transactions with Related Parties:

            Under the Agreement, Eighth Carey was entitled to receive a property leasing fee and reimbursement of certain expenses incurred in connection with the Partnership's operations. General and administrative expense reimbursements consist primarily of the actual cost of personnel needed in providing administrative services necessary to the operation of the Partnership. Effective January 1, 1998, the fees and reimbursements are payable to Carey Management, an affiliate of Carey Diversified. Property leasing fee and general and administrative expense reimbursements are summarized as follows:

                                                                1995           1996           1997
                                                                ----           ----           ----
                      Property leasing fee                    $ 26,777       $ 22,037       $ 28,619
                      General and administrative
                          expense reimbursements                87,856        135,221        289,549
                                                              --------       --------       --------
                                                              $114,633       $157,258       $318,168
                                                              ========       ========       ========

            In 1995, 1996 and 1997, fees aggregating $69,691, $79,385 and
              $32,099, respectively, were incurred for legal services performed by a law firm in which the Secretary, until July 1997, of the Corporate General Partner and other affiliates is a partner.

            The Partnership is a participant in an agreement with W.P. Carey and other affiliates for the purpose of leasing office space used for the administration of real estate entities and W.P. Carey and for sharing the associated costs. Pursuant to the terms of the agreement, the Partnership's share of rental, occupancy and leasehold improvement costs is based on adjusted gross revenues, as defined. Expenses incurred in 1995, 1996 and 1997 were $145,341, $143,404 and $120,887, respectively.

            The Partnership's ownership interests in certain properties are jointly held with affiliated entities. The interests are held as tenants-in-common, and joint venture and limited liability company interests with such interests ranging from 20% to 75.26%. The Partnership accounts for its undivided interests in assets and liabilities relating to tenants-in-common interests on a proportional basis.

                                   Continued

                     CORPORATE PROPERTY ASSOCIATES 8, L.P.,
                         a Delaware limited partnership

                    NOTES to FINANCIAL STATEMENTS, Continued


 4.     Real Estate Leased to Others Accounted for Under the Operating
        Method:

              Scheduled future minimum rents, exclusive of renewals, under noncancellable operating leases amount to approximately $5,230,000 in 1998, $5,223,000 in 1999, $5,218,000 in 2000, $4,736,000 in
              2001, $4,408,000 in 2002, and aggregate approximately $55,823,000 through 2014.

        Contingent rent was approximately $497,000 in 1995, $417,000 in 1996 and $511,000 in 1997.

 5.     Net Investment in Direct Financing Leases:

            Net investment in direct financing leases is summarized as follows:

                                                                 December 31,
                                                            1996               1997
                                                            ----               ----
                  Minimum lease payments
                      receivable                       $ 99,526,391       $ 93,530,497
                  Unguaranteed residual value            47,095,414         47,095,414
                                                       ------------       ------------
                                                        146,621,805        140,625,911
                    Less: Unearned income                99,526,391         93,530,497
                                                       ------------       ------------
                                                       $ 47,095,414       $ 47,095,414
                                                       ============       ============

            Scheduled future minimum rents, exclusive of renewals, under noncancellable direct financing leases amount to approximately $5,996,000 in each of the years 1998 to 2002 and aggregate approximately $93,530,000 through 2014.

            Contingent rent was approximately $415,000 in 1995, $420,000 in 1996 and $863,000 in 1997.

 6.     Mortgage Notes Payable and Note Payable:

        A.  Mortgage Notes Payable:


            Mortgage notes payable are collateralized by the lease assignments and by real property with a gross amount of approximately $71,997,000 before accumulated depreciation. The mortgage loans are limited recourse obligations of the Partnership. As of December 31, 1997, mortgage notes payable bear interest at rates varying from 7.16% to 11.85% per annum and mature from 1997 to 2010.


            Scheduled principal payments during each of the next five years following December 31, 1997 are as follows:

                    Year Ending December 31,
                    ------------------------
                        1998                                $   995,718
                        1999                                 20,665,204
                        2000                                    596,973
                        2001                                  5,590,535
                        2002                                    522,700
                        Thereafter                           10,594,974
                                                            -----------
                           Total                            $38,966,104
                                                            ===========

                                   Continued

                     CORPORATE PROPERTY ASSOCIATES 8, L.P.,
                         a Delaware limited partnership

                    NOTES to FINANCIAL STATEMENTS, Continued


        B.  Note Payable:

            The $5,102,144 note payable is a recourse obligation of the
              Partnership and provides for quarterly payments of interest at an annual interest rate equivalent to the London Inter-Bank Offered Rate ("LIBOR") plus 4.25% (9.81% at December 31, 1997). The note payable matures in July 1999, at which time a balloon payment for the entire outstanding principal balance will be due.

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

            Interest paid on the mortgage notes payable and the note payable was
              $5,798,935, $5,370,365 and $4,552,610 in 1995, 1996 and 1997,
              respectively.

 7.     Distributions to Partners:

            Distributions are declared and paid to partners quarterly and are summarized as follows:

                                                                                             Limited
Year Ending          Distributions Paid and               Distributions Paid to            Partners' Per
December 31,         Payable to General Partners            Limited Partners               Unit Amount
------------         ---------------------------            ----------------               -----------
    1995                    $641,394                           $5,772,533                     $85.31
                            ========                           ==========                     ======
    1996                    $655,704                           $5,893,854                     $87.21
                            ========                           ==========                     ======
    1997                    $744,144                           $6,696,042                     $99.08
                            ========                           ==========                     ======

            Distributions for 1997 include distributions of $740,703 to Limited Partners and $82,300 to General Partners declared in December 1997.

 8.     Income for Federal Tax Purposes:

            Income for financial statement purposes differs from income for
               Federal income tax purposes because of the difference in the treatment of certain items for income tax purposes and financial statement purposes.
               A reconciliation of the accounting differences is as follows:

                                                               1995            1996            1997
                                                               ----            ----            ----
         Net income per Statements of Income               $ 8,337,825     $ 9,453,177     $ 7,878,911
      Writedown to net realizable value
      Excess tax depreciation                               (1,335,846)     (1,518,852)     (1,548,119)
      Other                                                    473,199         (91,589)        251,806
                                                           -----------     ------------    -----------
                Income for Federal
                  income tax purposes                      $ 7,475,178     $ 7,842,736     $ 6,582,598
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

            In 1995, 1996 and 1997, the Partnership earned its total leasing revenues (rental income plus interest income from financing leases) from the following lease obligors:

                                               1995        %              1996       %             1997        %
                                               ----       ---             ----      ---            ----       --
Sybron International Corporation            $ 2,491,920    17%        $ 2,491,920    16%        $ 2,491,920    17%
Dr Pepper Bottling Company
   of Texas                                   1,999,000    13           1,999,000    13           1,999,000    14
Quebecor Printing Inc.
    (formerly AmerSig, Inc.)                  1,400,166     9           1,409,700     9           1,517,178    11

Advanced System Applications, Inc.            3,114,091    21           3,042,597    20           1,504,547    10
High Voltage Engineering
   Corp.                                      1,167,744     8           1,179,019     8           1,174,426     8
Orbital Sciences Corporation                    977,378     6             977,378     6             977,378     7
United Stationers Supply, Inc.                  769,625     5             812,708     5             812,708     6
Furon Company                                   819,443     5             816,217     5             779,892     6
Detroit Diesel Corporation                      699,114     5             729,078     5             729,078     5
U.S. Postal Service                                                       319,423     2             593,536     4
AutoZone, Inc.                                  529,748     3             525,003     3             545,883     4
NVR, Inc.                                       495,518     3             495,518     3             495,518     3
Wozniak Industries, Inc./ Mayfair
   Molded Products Corporation                  460,755     3             460,755     3             460,755     3
Other lease obligors                            107,919     1             111,154     1             143,973     1
Winn-Dixie Stores, Inc.                         134,500     1             134,500     1             134,500     1
Federal Express Corporation                      56,700                    56,700                    56,700
                                            -----------   ----        -----------   ----        -----------   ----
                                            $15,223,621   100%        $15,560,670   100%        $14,416,992   100%
                                            ===========   ====        ===========   ====        ===========   ====

                                   Continued

                     CORPORATE PROPERTY ASSOCIATES 8, L.P.,
                         a Delaware limited partnership

                    NOTES to FINANCIAL STATEMENTS, Continued


10.     Equity Investments:

            The Partnership owns a 50% equity interest in CPA(R):8-CPA(R):9
              Joint Venture I ("Lockheed JV") with CPA(R):9, an affiliate, and a 50% interest in Carey Topeka Associates, L.P. ("HCA") with Corporate Property Associates 7 ("CPA(R):7"), an affiliate. Lockheed JV owns land and a building located in King of Prussia, Pennsylvania, leased to Lockheed Martin Corporation. HCA owns a leasehold interest in a hotel property in Topeka, Kansas subleased to the Hotel Corporation of America. On December 31, 1997, the Partnership contributed its 32.28% interests in property leased to Furon Company and the related mortgage payable obligation to FON LLC ("FON"). CPA(R):9 owns the remaining 67.72% interest in FON. The Partnership also owns an equity interest in American General Hospitality Operating Partnership L.P. (see Note 11). The investment in the limited liability company is being accounted for as an equity investment from the date of contribution. Summarized combined financial information of Lockheed JV, HCA and FON is as follows:

         (In thousands)
                                                                          December 31,
                                                                 ------------------------------
                                                                   1996                   1997
                                                                 -------                -------
         Assets, net of accumulated depreciation
             and amortization                                    $13,790                $30,671
         Liabilities                                              11,989                 24,311
         Capital                                                   1,801                  6,360


                                                         Year Ended December 31,
                                            --------------------------------------------------
                                             1995                  1996                  1997
                                            ------                ------                ------
         Revenues                           $1,597                $1,597                $1,597
         Expenses                            1,721                 1,707                 1,694
         Net loss                             (124)                 (110)                  (97)


            The exchange of the Furon property for the investment in the limited liability company was treated as a nonmonetary exchange for tax and financial reporting purposes.

            Subsequent to December 31, 1997, the equity interest in the Lockheed
              JV has been converted to an undivided interest as a tenant-in-common.

                                   Continued

                     CORPORATE PROPERTY ASSOCIATES 8, L.P.,
                         a Delaware limited partnership

                    NOTES to FINANCIAL STATEMENTS, Continued



11.  Investment in American General Hospitality Operating Partnership L.P.:

            The Partnership and Corporate Property Associates 4 ("CPA(R):4"), an
              affiliate, purchased a hotel property in Kenner, Louisiana, in June 1988 as tenants-in-common with 53.617% and 46.383% interests, respectively. The Partnership and CPA(R):4 assumed operating control of the hotel in 1992 after evicting the lessee due to its financial difficulties. On July 30, 1996, the Partnership and CPA(R):4 completed a transaction with American General Hospitality Operating Partnership L.P. (the "Operating Partnership"), the operating partnership of a newly-formed real estate investment trust, American General Hospitality Corporation, ("AGH"), in which the Partnership and CPA(R):4 received 920,672 limited partnership units (of which the Partnership's share was 493,664 units) in exchange for the hotel property and its operations. In connection with the transfer, the Partnership and CPA(R):4 paid a cash contribution of $391,221 (of which the Partnership's share was $209,761) and the Operating Partnership's assumed the mortgage loan obligation collateralized by the hotel property (of which the Partnership's share was $3,915,439).

            The exchange of the hotel property for limited partnership units was treated as a nonmonetary exchange for tax and financial reporting purposes, and for financial reporting purposes, and is being accounted for under the equity method. The Partnership has the right to convert its Operating Partnership Units to shares of common stock in AGH on a one-for-one basis at any time. The conversion of Operating Partnership Units to shares of common stock would be a taxable exchange. As AGH has registered such shares, the Partnership would have the right to sell the shares after conversion.

            As of September 30, 1997, the unaudited consolidated financial statements of AGH reported total assets of $562,013,000 and shareholders' equity of $284,629,000 and for the nine months then ended, revenues of $43,439,000, income before minority interest of $19,771,000 and net income of $17,212,000. As of December 31,1997,
              AGH's quoted per share market value was $26 3/4 resulting in an aggregate fair value for the investment in the Operating Partnership of approximately $13,206,000, if converted.

            Summarized operating results of the Partnership's share of the hotel operation through the date of disposal (July 30, 1996) were as follows:

                                                         1995                  1996
                                                         ----                  ----
Revenues                                             $ 4,432,735           $ 2,675,555
Fees paid to hotel management company                   (130,293)              (96,017)
Other operating expenses                              (2,648,746)           (1,593,199)
                                                     -----------           ------------
Hotel operating income                               $ 1,653,696           $   986,339
                                                     ===========           ===========

12.     Gain on Sale of Real Estate:

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


13.     Disclosures About Fair Value of Financial Instruments:

            The carrying amounts of cash, receivables and accounts payable and accrued expenses approximate fair value because of the short maturity of these items.

            The Partnership estimates that the fair value of mortgage notes payable approximates the carrying value of such mortgage notes at December 31, 1996 and $39,885,000 at December 31, 1997. The fair value of debt instruments was evaluated using a discounted cash flow model with discount rates which take into account the credit of the tenants and interest rate risk.

            The Partnership's note payable is a variable rate obligation indexed to the LIBOR. Accordingly, the carrying amount of the note payable approximates fair value as of December 31, 1997.


14.     Exchange of Limited Partnership Units:

            On October 16, 1997, Carey Diversified distributed a Consent
              Solicitation Statement/Prospectus to the Limited Partners which described a proposal to consolidate the Partnership with the other CPA(R) Partnerships. The General Partners' proposals that each of the nine CPA(R) limited partnerships be merged with a corresponding subsidiary partnership of Carey Diversified, of which Carey Diversified is the general partner, was approved by the Limited Partners of all nine of the CPA(R) limited partnerships. Each limited partner had the option of either exchanging his or her limited partnership interest for an interest in Carey Diversified ("Listed Shares") or to retain a limited partnership interest in the subsidiary partnership ("Subsidiary Partnership Units"). On January 1, 1998, 3,491 holders owning 66,094 of the 67,582 limited partnership units exchanged such units for 4,596,838 Listed Shares with 54 holders with the remaining 1,488 limited partnership units exchanging such units for Subsidiary Partnership Units. The General Partners received 193,778 Listed Shares for their interests in their share of the appreciation in Partnership properties.

            Listed Shares commenced public trading on the New York Stock
              Exchange on January 21, 1998. Subsidiary Partnership Units provide substantially the same economic interest and legal rights as those of a limited partnership unit in the Partnership, but are not listed on a securities exchange. A liquidating distribution to holders of Subsidiary Partnership Units will be made as soon as practicable after an appraisal of the Partnership's properties which appraisal date is to be no later than December 31, 2002.

                     CORPORATE PROPERTY ASSOCIATES 8, L.P.,
                         a Delaware limited partnership

                    NOTES to FINANCIAL STATEMENTS, Continued



15.     Accounting Pronouncements:

            In June 1997, the FASB issued Statement of Financial Accounting
              Standards ("SFAS") No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in full set general purpose financial statements. SFAS No. 131 establishes accounting standards for the way that public business enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 130 and SFAS No. 131 are required to be adopted by 1998. The Partnership is currently evaluating the impact, if any, of SFAS No. 130 and SFAS 131.

                     CORPORATE PROPERTY ASSOCIATES 8, L.P.,
                         a Delaware limited partnership
              SCHEDULE of REAL ESTATE and ACCUMULATED DEPRECIATION
                             as of December 31, 1997


                                                                        Costs       Increase
                                                Initial Cost to      Capitalized   (Decrease)       Gross Amount at which Carried
                                                  Partnership       Subsequent to    In Net          at Close of Period  (c)(d)
                                             ----------------------  Acquisition   Investment     --------------------------------
         Description         Encumbrances    Land         Buildings      (a)          (b)         Land       Building        Total
         -----------        --------------   ----         ---------    -------    -----------     ----       --------        -----
Operating method:
 Manufacturing facility
  leased to
Quebecor Printing Inc.
  (formerly AmerSig, Inc.)      $3,856,956  $  899,145  $ 6,785,855    $   497                $  899,203   $ 6,786,294   $ 7,685,497
 Land leased to
  AutoZone, Inc.                             2,014,722                  46,846    $  (6,176)   2,055,392                   2,055,392
 Office facility
  leased to
  United States
  Postal Service                               984,786    9,845,253    658,732                   985,521    10,503,250    11,488,771
 Land leased to High
  Voltage Engineering
  Corporation                      742,407   1,720,000                   1,601                 1,721,601                   1,721,601
 Manufacturing facility
  leased to Wozniak Industries,
  Inc./ Mayfair Molded
  Products Corporation                         793,325    2,456,675      4,356                   794,388     2,459,968     3,254,356
 Land leased to Sybron
  International Corporation        311,874     558,614                   3,218                   561,832                     561,832
 Manufacturing and office
  facility leased to
  Federal Express
  Corporation                                   47,000      551,000     19,102                    48,504       568,598       617,102
 Land leased to Dr Pepper
  Bottling Company
  of Texas                       2,002,237   3,675,870                  17,433                 3,693,303                   3,693,303
 Manufacturing facility
 Inc. ( formerly AmerSig, Inc
  leased to Quebecor Printing.)  1,626,819     808,500    2,425,500      3,611                   809,403     2,428,208     3,237,611


                                                                    Life on which
                                                                    Depreciation
                                                                     in Latest
                                                                    Statement of
                                 Accumulated                           Income
         Description           Depreciation(d)     Date Acquired     is Computed
         -----------           ---------------     -------------    ------------
Operating method:
 Manufacturing facility
  leased to
Quebecor Printing Inc.
  (formerly AmerSig, Inc.)          $2,153,937     June 24, 1988        30 yrs.
 Land leased to
  AutoZone, Inc.                           N/A     August 24, 1988      N/A
 Office facility
  leased to
  United States                                    September 29
  Postal Service                     3,071,103     1988                 30 yrs.
 Land leased to High
  Voltage Engineering                              November 10,
  Corporation                              N/A     1988                 N/A
 Manufacturing facility
  leased to Wozniak Industries,
  Inc./ Mayfair Molded                             December 8,
  Products Corporation                 743,364     1988                 30 yrs.
 Land leased to Sybron                             December 21,
  International Corporation                N/A     1988                 N/A
 Manufacturing and office
  facility leased to
  Federal Express
  Corporation                          166,252     March 24, 1989       30 yrs.
 Land leased to Dr Pepper
  Bottling Company
  of Texas                                 N/A     June 30, 1989        N/A
 Manufacturing facility
 Inc. ( formerly AmerSig, In
  leased to Quebecor Printing.)         647,922    December 29,1989     30 yrs.

                                   (Continued)

See accompanying notes to Schedule.

                     CORPORATE PROPERTY ASSOCIATES 8, L.P.,
                         a Delaware limited partnership
              SCHEDULE of REAL ESTATE and ACCUMULATED DEPRECIATION
                             as of December 31, 1997


                                                                        Costs       Increase
                                                Initial Cost to      Capitalized   (Decrease)       Gross Amount at which Carried
                                                  Partnership       Subsequent to    In Net          at Close of Period  (c)(d)
                                             ----------------------  Acquisition   Investment     --------------------------------
         Description         Encumbrances    Land         Buildings      (a)          (b)         Land       Building        Total
         -----------        --------------   ----         ---------    -------    -----------     ----       --------        -----
Operating method (continued):
 Manufacturing facility
  leased to Detroit Diesel
  Corporation                   $4,531,679  $  997,290  $ 5,302,710 $    1,384                $  997,509   $ 5,303,875   $ 6,301,384
 Supermarket leased to
  Winn-Dixie Stores, Inc.                                 1,345,000     26,855                               1,371,855     1,371,855
 Engineering and
  Fabrication Facility
  leased to Orbital
  Sciences Corporation           4,247,094   1,837,983    3,878,541  2,325,852                 1,838,246     6,204,130     8,042,376
 Manufacturing and office
  facility leased to
  Allied Plywood, Inc.                         416,309    1,217,073      9,499                   416,740     1,226,141     1,642,881
 Manufacturing and office
  facilities leased to Stairpans,
  Inc.                                         55,322      700,009      1,665    $(280,772)      34,870       441,354       476,224
                               ----------- -----------  -----------  ---------   ----------  -----------   -----------   -----------
                               $17,319,066 $14,808,866  $34,507,616 $3,120,651    $(286,948) $14,856,512   $37,293,673   $52,150,185
                               =========== ===========  =========== ==========  ===========  ===========   ===========   ===========
Direct financing method:
 Retail stores leased
  to AutoZone, Inc.                                    $ 2,887,278    $ 67,135                                            $2,954,413
 Manufacturing and
  generating facilities
  leased to High
  Voltage Engineering
  Corp.                        $ 3,422,846 $   688,000    7,242,000      7,394                                             7,937,394
 Office/warehouse
  facilities leased to
  United Stationers
  Supply Co.                     2,307,669   1,120,000    3,510,000        293    $(732,255)                               3,898,038
 Manufacturing facility
  leased to Sybron
  International Corporation     10,238,527   1,493,464   16,845,708    105,225                                            18,444,397
 Manufacturing facility
  leased to NVR, Inc.                          359,347    2,863,431    164,827                                             3,387,605
 Bottling and Distribution
  facilities lease to
  Dr Pepper Bottling
  Company of Texas               5,677,996               10,424,130     49,437                                            10,473,567
                               -----------  ----------  -----------   --------    ---------                              -----------
                               $21,647,038  $3,660,811  $43,772,547   $394,311    $(732,255)                             $47,095,414
                               ===========  ==========  ===========   ========    =========                              ===========


                                                                    Life on which
                                                                    Depreciation
                                                                     in Latest
                                                                    Statement of
                                 Accumulated                           Income
         Description           Depreciation(d)     Date Acquired     is Computed
         -----------           ---------------     -------------    ------------
Operating method (continued):
 Manufacturing facility
  leased to Detroit Diesel
  Corporation                      $ 1,333,314      June 15, 1990        30 yrs.
 Supermarket leased to
  Winn-Dixie Stores, Inc.              331,532      October 26, 1990     30 yrs.
 Engineering and
  Fabrication Facility
  leased to Orbital                                 September 29,
  Sciences Corporation               1,499,331      1989                 30 yrs.
 Manufacturing and office
  facility leased to
  Allied Plywood, Inc.                 173,703      March 31, 1989       30 yrs.
 Manufacturing and office
  facilities leased to Stairpans,
  Inc.                                 69,030      March 31, 1989       30 yrs.
                                   -----------
                                   $10,189,488
                                   ===========
Direct financing method:
 Retail stores leased
  to AutoZone, Inc.                                August 24, 1988
 Manufacturing and
  generating facilities
  leased to High
  Voltage Engineering
  Corp.                                            November 10, 1988
 Office/warehouse
  facilities leased to
  United Stationers                                December 29,
  Supply Co.                                       1988
 Manufacturing facility
  leased to Sybron                                 December 22,
  International Corporation                        1988
 Manufacturing facility
  leased to NVR, Inc.                              March 31, 1989
 Bottling and Distribution
  facilities lease to
  Dr Pepper Bottling
  Company of Texas                                 June 30, 1989

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

      (c) At December 31, 1997, the aggregate cost of real estate owned for Federal income tax purposes is $111,204,473.

      (d)

                                                                   Reconciliation of Real Estate Accounted
                                                                        for Under the Operating Method
                                                                   ---------------------------------------
                                                                                   December 31,
                                                                            -------------------------
                                                                            1996                 1997
                                                                            ----                 ----
         Balance at beginning of year                                  $59,088,698           $58,992,895

         Sale of real estate                                              (500,599)

         Additions                                                         404,796               215,670

         Reclassification of operating lease
             to direct financing lease                                                        (7,058,380)
                                                                       -----------           -----------
         Balance at close of year                                      $58,992,895           $52,150,185
                                                                       ===========           ===========


                                                                   Reconciliation of Accumulated Depreciation
                                                                   ------------------------------------------

                                                                                   December 31,
                                                                            -------------------------
                                                                            1996                 1997
                                                                            ----                 ----
         Balance at beginning of year                                  $ 8,945,959           $10,293,440

         Depreciation expense                                            1,427,282             1,325,929

         Reclassification of operating lease
             to direct financing lease                                                        (1,429,881)

         Write-off resulting from sale of property                         (79,801)
                                                                       -----------           -----------
         Balance at close of year                                      $10,293,440           $10,189,488
                                                                       ===========           ===========

PROPERTIES
--------------------------------------------------------------------------------

  NAME OF LEASE                                                                                    TYPE OF OWNERSHIP
    OBLIGOR                       TYPE OF PROPERTY                     LOCATION                        INTEREST
 --------------                   ---------------                      --------                    -----------------
LOCKHEED MARTIN                   Office/Research                      King of Prussia,            Ownership of a 50%
CORPORATION                       Facility                             Pennsylvania                interest in land
                                                                                                   and building (1)


QUEBECOR PRINTING                 Industrial                           Olive Branch,               Ownership of land
INC. (formerly AMERSIG,           and Office                           Mississippi                 and building
INC.)                             Buildings


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


UNITED STATES                     Office Building                      Bloomingdale,               Ownership of a
POSTAL SERVICE                                                         Illinois                    66.36% interest in
                                                                                                   land and building (1)



HIGH VOLTAGE                      Manufacturing                        Sterling,                   Ownership of land
ENGINEERING                       and Office                           Massachusetts;              and buildings (1)
CORP.                             Buildings                            East Hempfield
                                                                       Township,
                                                                       Pennsylvania


WOZNIAK INDUSTRIES,
INC./MAYFAIR MOLDED               Manufacturing                        Schiller Park,              Ownership of land
PRODUCTS                          Facility                             Illinois                    and building
CORPORATION

  NAME OF LEASE                                                                                    TYPE OF OWNERSHIP
    OBLIGOR                       TYPE OF PROPERTY                     LOCATION                        INTEREST
 --------------                   ---------------                      --------                    -----------------
SYBRON                            Manufacturing and                    Penfield,                   Ownership of a
INTERNATIONAL                     Office Buildings                     New York;                   75.26% interest in
CORPORATION                                                            Portsmouth,                 land and buildings (1)
                                                                       New Hampshire;
                                                                       Dubuque, Iowa;
                                                                       Glendora,
                                                                       California;
                                                                       Romulus,
                                                                       Michigan


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


FEDERAL EXPRESS                   Office/Warehouse                     College                     Ownership of land
CORPORATION                       Facility                             Station, Texas              and building


NVR, INC.                         Manufacturing/Office                 Thurmont,                   Ownership of a
                                  Buildings                            Maryland and                62.963% interest
                                                                       Farmington,                 in land and
                                                                       New York                    buildings


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


ORBITAL SCIENCES                  Engineering &                        Chandler,                   Ownership of a 42%
CORPORATION                       Fabrication                          Arizona                     interest in land and
                                  Facility                                                         buildings (1)


QUEBECOR PRINTING                 Industrial Building                  Dekalb County,              Ownership of a 26.43%
INC (formerly AMERSIG,            and Office Facility                  Georgia                     interest in land and
INC.)                                                                                              buildings (1)

  NAME OF LEASE                                                                                    TYPE OF OWNERSHIP
    OBLIGOR                       TYPE OF PROPERTY                     LOCATION                        INTEREST
 --------------                   ---------------                      --------                    -----------------
FURON COMPANY                     Manufacturing, Office                New Haven,                  Ownership of a 32.28%
                                  and Warehouse                        Connecticut;                interest in a limited liability
                                  Facilities                           Mickleton,                  company which owns
                                                                       New Jersey;                 land and buildings (1)
                                                                       Aurora and Mantua,
                                                                       Ohio; Bristol,
                                                                       Rhode Island;
                                                                       Mt. Pleasant,
                                                                       Texas; Milwaukee,
                                                                       Wisconsin;


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


WINN-DIXIE                        Supermarket                          Brewton, Alabama            Ownership of building (2)
STORES, INC.


ALLIED PLYWOOD,                   Manufacturing/                       Manassas,                   Ownership of a
INC.                              Office buildings                     Virginia                    62.963% interest
                                                                                                   in land and
                                                                                                   buildings


STAIRPANS, INC.                   Manufacturing/                       Fredricksburg,              Ownership of a
                                  Office buildings                     Virginia                    62.963% interest
                                                                                                   in land and
                                                                                                   building

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

MARKET FOR THE PARTNERSHIP'S EQUITY AND RELATED
      UNITHOLDER MATTERS
--------------------------------------------------------------------------------

      As of December 31, 1997, there were 3,545 holders of record of the Limited Partnership Units of the Partnership. On January 1, 1998, 3,491 holders of Limited Partnership Units exchanged such units for interests in Carey Diversified LLC and 54 holders exchanged such units for Subsidiary Partnership Units. There is no established public trading market for Subsidiary Partnership Units.

      In accordance with the requirements of the Partnership's Amended Agreement of Limited Partnership (the "Agreement") contained as Exhibit A to the Prospectus, the Corporate General Partner expects to make quarterly distributions of Distributable Cash From Operations as defined in the Agreement. The following table shows the frequency and amount of distributions paid per Unit since 1994:

                                 Cash Distributions Paid Per Unit
                                 --------------------------------
                                  1995          1996         1997
                                  ----          ----         ----
      First quarter              $21.18       $21.63       $22.00
      Second quarter              21.25        21.75        22.02
      Third quarter               21.38        21.88        22.04
      Fourth quarter              21.50        21.95        33.02(a)
                                 ------       ------       ------
                                 $85.31       $87.21       $99.08
                                 ======       ======       ======

(a) Includes distributions of $22.06 and $10.96 per Limited Partnership Unit paid in October 1997 and December 1997, respectively.

      On October 16, 1997, the Partnership began the solicitation of consents from limited partners to approve the merger of the Partnership with all of the CPA(R) Partnerships into Carey Diversified LLC, a Delaware limited liability company. Limited Partners were offered the opportunity to vote to approve or disapprove the merger and to choose either interests ("Listed Shares") in the Carey Diversified LLC or interests ("Subsidiary Partnership Units") in the partnership which survived the merger. The solicitation period ended on December 16, 1997. The results of the voting were as follows:

                           Units Voted         Units Voted       Units Voted      Units Not
                           Yes                 No                Abstaining       Voting
                           ---                 --                ----------       ------
Merger of Partnership
with Carey Diversified     44,747  66.21%      1,531  2.27%      356  .52%        20,948  31.00%

                                                                 Subsidiary
                           Listed Shares                         Partnership Units
                           -------------                         -----------------
Number of Units
Electing                       66,094                                1,488